Form 10-K/A
period 2020-12-31
Highland Transcend Partners I Corp.
filed 2021-06-15
CIK 1828817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
None

HIGHLAND TRANSCEND PARTNERS I CORP.
ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

Highland Transcend Partners I Corp. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original Report”), to restate the Company’s financial statements and related footnote disclosures as of December 31, 2020 and for the period from October 12, 2020 (inception) through December 31, 2020. The correction involves only non-cash adjustments. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies (the “Staff Statement”). The Staff Statement highlighted certain financial reporting considerations for special purpose acquisition corporations (“SPACs”) relating to the accounting for warrants. While the specific terms of warrants issued by SPACs can vary, there are certain features of warrants issued in SPAC transactions that are common across many entities. The Staff Statement highlighted that warrants containing these features, which relate to whether the warrants can be indexed to the price of an entity’s shares or settled with assets other than common shares, should be classified as a liability measured at fair value, with changes in fair value each period reported as non-cash changes to earnings. Such period-to-period changes could be significant. Prior to the issuance of this guidance, SPACs generally carried their outstanding private placement warrants and public warrants containing these provisions as equity on their balance sheets without quarterly adjustments.

In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with our initial public offering on December 7, 2020, including the 5,333,333 private placement warrants (the “Private Placement Warrants”) issued to Highland Transcend Partners, LLC (our “sponsor”) and the 10,000,000 warrants issued as part of the units sold in our initial public offering (the “Public Warrants” and, collectively with the Private Placement Warrants, the “Warrants”). As a result, management and the Audit Committee determined that the Warrants should have been classified as a liability. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this valuation, Company management, together with the Audit Committee, determined, on June 14, 2021, that the Company’s (i) financial statements and other financial data as of December 31, 2020 and for the period from October 12, 2020 (date of inception) through December 31, 2020 included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 and (ii) the financial statement included in the Company’s Current Report on Form 8-K as of December 7, 2020 (collectively, the “Affected Periods”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period. Consequently, the Company has restated the financial statements for the Affected Periods in this Form 10-K/A. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its Current Report on Form 8-K, filed December 11, 2020. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-K/A, and the financial statement and related financial information contained in such previously filed report should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

The following item has been amended to reflect additional corporate governance disclosure required by the rules of the New York Stock Exchange:

Part III, Item 10. Directors, Executive Officers, and Corporate Governance

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from October 12, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from October 12, 2020 (inception) through December 31, 2020, we had a net loss of $4,244,366, which consisted of formation and operating expenses of $169,163,a change in fair value of warrant liability of $3,580,000 and transaction costs allocable to warrants of $506,782, offset by interest earned on investments held in the Trust Account of $11,579.

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

For the period from October 12, 2020 (inception) through December 31, 2020, net cash used in operating activities was $1,042,274. Net loss of $4,244,366 was affected by a change in fair value of warrant liability of $3,580,000, transaction costs allocable to warrants of $506,782, formation costs paid by Sponsor of $5,000, interest earned on investments of $11,579 and changes in operating assets and liabilities, which used $878,111 of cash from operating activities.

At December 31, 2020, we had investments held in the Trust Account of $300,011,579. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2020, we had cash of $459,749 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination .

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

The underwriters are entitled to a deferred fee of $0.35 per unit, or $10,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On June 14, 2021, we revised our prior position on accounting for the Warrants and concluded that our previously issued financial statements as of and for the period from October 12, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

	Class A ordinary shares		Class B ordinary shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
5% Shareholders:
Highland Transcend Partners I, LLC(3)	—	—	7,500,000	98.4%	19.9%
Entities affiliated with Millennium Group Management LLC(4)	1,600,000	5.3%	—	—	4.3%
Entities affiliated with BlueCrest Capital Management Limited(5)	1,800,000	6.0%	—	—	4.8%
Entities affiliated with Park West Asset Management LLC(6)	1,500,000	5.0%	—	—	4.0%
Entities affiliated with BlackRock, Inc.(7)	2,084,082	6.9%	—	—	5.5%
Entities affiliated with Glazer Capital, LLC (8)	1,641,788	5.5%	—	—	4.3%
Directors and Officers:
Ian Friedman	—	—	—	—	—
Bob Davis	—	—	—	—	—
Paul Maeder	—	—	—	—	—
Dan Nova	—	—	—	—	—
Julie Bradley	—	—	30,000	*	*
William Hockey	—	—	30,000	*	*
Greg Peters	—	—	30,000	*	*
Mike Wystrach		—	30,000	*	*
All officers and directors as a group (eight individuals)	—	—	120,000	1.6%	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 777 Arthur Godfrey Road, #202, Miami Beach, FL 33140.

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

(4)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Includes: (i) 1,020,000 Class A ordinary shares held by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”); (ii) 400,000 Class A ordinary shoes held by Riverview Group LLC (“Riverview Group”); and (iii) 180,000 Class A ordinary shoes held by ICS Opportunities, Ltd. (“ICS Opportunities”). Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander” and, together with Millennium Group Management, Millennium Management, Millennium International Management, ICS Opportunities, Riverview Group and Integrated Core Strategies, the “Millennium Investors”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The address of each the Millennium Investors is c/o Millennium Management LLC 666 Fifth Avenue New York, New York 10103.

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

(8)
The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer, who serves as the managing member of Glazer Capital, have shared voting and dispositive power with respect to the Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”). The address for the Glazer Funds and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

•	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2021.

Highland Transcend Partners I Corp.

By:	/s/ Ian Friedman
Name: Ian Friedman
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Ian Friedman	Chief Financial Officer ((Principal Executive Officer)	June 15, 2021
Ian Friedman

/s/ Paul Maeder	Chief Financial Officer (Principal Financial and Accounting Officer)	June 15, 2021
Paul Maeder
June 15, 2021
/s/ Bob Davis	Executive Chairman	June 15, 2021
Bob Davis
June 15, 2021
/s/ Julie Bradley	Director	June 15, 2021
Julie Bradley
June 15, 2021
/s/ William Hockey	Director	June 15, 2021
William Hockey
June 15, 2021
/s/ Greg Peters	Director	June 15, 2021
Greg Peters
June 15, 2021
/s/ Mike Wystrach	Director	June 15, 2021
Mike Wystrach

HIGHLAND TRANSCEND PARTNERS I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Highland Transcend Partners I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Highland Transcend Partners I Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from October 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments.  Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York
June 15, 2021

HIGHLAND TRANSCEND PARTNERS I CORP.
BALANCE SHEET (AS RESTATED)
DECEMBER 31, 2020

ASSETS
Current assets
Cash	$459,749
Prepaid expenses	998,675
Total Current Assets	1,458,424

Investments held in Trust Account	300,011,579
TOTAL ASSETS	$301,470,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - Accrued expenses	$120,564
Total Current Liabilities	120,564

Warrant liability	17,126,666
Deferred underwriting fee payable	10,500,000
Total Liabilities	27,747,230

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 26,872,277 shares at $10.00 per share	268,722,770

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,127,723 shares issued and outstanding (excluding 26,872,277 shares subject to possible redemption)	313
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding (1)	791
Additional paid-in capital	9,243,265
Accumulated deficit	(4,244,366)
Total Shareholders’ Equity	5,000,003
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,470,003

(1)	Includes up to 406,250 Class B ordinary shares subject to forfeiture as a result of the underwriters’ election to partially exercise its over-allotment option (see Note 5).

The accompanying notes are an integral part of the financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
STATEMENT OF OPERATIONS (AS RESTATED)
FOR THE PERIOD FROM OCTOBER 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$169,163
Loss from operations	(169,163)

Other income (expense):
Change in fair value of warrant liability	(3,580,000)
Transaction costs allocable to warrants	(506,782)
Interest earned on investments held in Trust Account	11,579
Other expense, net	(4,075,203)

Net Loss	$(4,244,366)

Weighted average shares outstanding of Class A redeemable ordinary shares	30,000,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares(1)	7,500,000
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.57)

(1)	Excludes up to 406,250 Class B ordinary shares subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option (see Note 5).

The accompanying notes are an integral part of these financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (AS RESTATED)
FOR THE PERIOD FROM OCTOBER 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — October 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	7,906,250	791	24,209	—	25,000

Sale of 30,000,000 Units, net of underwriting discounts, offering costs and warrant liability	30,000,000	3,000	—	—	274,685,805	—	274,688,805

Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	3,253,334	—	3,253,334

Class A Ordinary shares subject to possible redemption	(26,872,277)	(2,687)	—	—	(268,720,083)	—	(268,722,770)

Net loss	—	—	—	—	—	(4,244,366)	(4,244,366)
Balance — December 31, 2020	3,127,723	$313	7,906,250	$791	$9,243,265	$(4,244,366)	$5,000,003

(1)	Includes an aggregate of up to 406,250 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 4).

The accompanying notes are an integral part of these financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
STATEMENT OF CASH FLOWS (AS RESTATED)
FOR THE PERIOD FROM OCTOBER 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,244,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	3,580,000
Transaction costs allocable to warrants	506,782
Formation cost paid by Sponsor in exchange for issuance of founder shares	5,000
Interest earned on investments held in Trust Account	(11,579)
Changes in operating assets and liabilities:
Prepaid expenses	(998,675)
Accrued expenses	120,564
Net cash used in operating activities	(1,042,274)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Proceeds from promissory note – related party	(81,002)
Payments of offering costs	(416,975)
Net cash provided by financing activities	301,502,023

Net Change in Cash	459,749
Cash – Beginning	—
Cash – Ending	$459,749

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$272,455,350
Change in value of Class A ordinary shares subject to possible redemption	$(3,732,580)
Deferred underwriting fee payable	$10,500,000
Payment of offering costs through promissory note	$81,002
Offering costs paid by Sponsor in exchange for issuance of founder shares	$20,000

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

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO FINANCIAL STATEMENTS

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of share, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The table below summarizes the effects of the restatement on the financial statements for the periods indicated below:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 7, 2020 (audited)
Warrant Liability	$—	$13,546,666	$13,546,666
Total Liabilities	10,500,000	13,546,666	24,046,666
Class A Ordinary Shares Subject to Possible Redemption	286,002,020	(13,546,670)	272,455,350
Class A Ordinary Shares	140	135	275
Additional Paid in Capital	5,004,072	506,651	5,510,723
Accumulated Deficit	(5,000)	(506,782)	(511,782)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$17,126,666	$17,126,666
Total Liabilities	10,620,564	17,126,666	27,747,230
Class A Ordinary Share Subject to Possible Redemption	285,849,430	(17,126,660)	268,722,770
Class A Ordinary Share	142	171	313
Additional paid in capital	5,156,660	4,086,605	9,243,265
Accumulated Deficit	(157,584)	(4,086,782)	(4,244,366)
Shareholders’ Equity	5,000,009	(6)	5,000,003

Statement of Operations for the Period from October 12, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(3,580,000)	$(3,580,000)
Transaction costs allocable to warrants	—	(506,782)	(506,782)
Net loss	(157,584)	(4,086,782)	(4,244,366)
Weighted average shares outstanding, Ordinary share subject to possible redemption	30,000,000	—	30,000,000
Basic and diluted net income per share, Ordinary share subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Ordinary share	7,500,000	—	7,500,000
Basic and diluted net loss per share, Ordinary share	(0.02)	(0.55)	(0.57)

Cash Flow Statement for the Period from October 12, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(157,584)	$(4,086,782)	$(4,244,366)
Change in fair value of warrant liability	—	(3,580,000)	(3,580,000)
Transaction costs allocable to warrants	—	(506,782)	(506,782)
Initial classification of Class A Ordinary share subject to possible redemption	286,002,020	(13,546,670)	272,455,350
Change in value of Class A Ordinary share subject to possible redemption	(152,590)	(3,579,990)	(3,732,580)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included within these financial states is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 10).

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $17,017,977, of which $16,511,195 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $506,782 were expensed to the statement of operations.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 15,333,333 shares of Class A ordinary shares in the aggregate.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO FINANCIAL STATEMENTS

For the Period from October 12, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$11,579
Net Earnings	$11,579
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	30,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(4,244,366)
Redeemable Net Earnings	$(11,579)
Non-Redeemable Net Loss	$(4,255,945)
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Non-Redeemable Class A and Class B Ordinary Shares, Basic and Diluted	7,500,000
Loss/Basic and Diluted Non-Redeemable Class A and Class B Ordinary Shares	$(0.57)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the Warrants (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations, or cash flows.

The Company’s management does not believe any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 3,127,723 Class A ordinary shares issued and outstanding, excluding 26,872,277 Class A ordinary shares subject to possible redemption.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the gross holding gains and fair value of held-to-maturity securities at December 31, 2020:

Held-To-Maturity		Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 06/03/2021)	1	$300,010,878	$(21,416)	$299,989,462

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account	1	$299,989,462

Liabilities:
Warrant Liability – Public Warrants	3	11,100,000
Warrant Liability – Private Placement Warrants	3	6,026,666

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants are the expected volatility of the common stock and the stock price. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The key inputs for the Private Placement Warrants and Public Warrants were as follows:

	December 7, 2020 (Initial Measurement)	December 31, 2020
Stock Price	$10.00	$10.00
Exercise price	$11.50	$11.50
Risk-free interest rate	0.40%	0.36%
Expected volatility	17.76%	21.21%
Probability of Business Combination	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of October 12, 2020	$—	$—	$—
Initial measurement on December 7, 2020	4,746,666	8,800,000	13,546,666
Change in valuation inputs or other assumptions	1,280,000	2,300,000	3,580,000
Fair value as of December 31, 2020	$6,026,666	$11,100,000	$17,126,666

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.