Form 10-Q
period 2021-06-30
Highland Transcend Partners I Corp.
filed 2021-08-12
CIK 1828817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39751

HIGHLAND TRANSCEND PARTNERS I CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands, KY1-1104	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 11, 2021, there were 30,000,000 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HIGHLAND TRANSCEND PARTNERS I CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$215,682	$459,749
Prepaid expenses	726,171	998,675
Total Current Assets	941,853	1,458,424

Investment securities held in Trust Account	300,102,702	300,011,579
TOTAL ASSETS	$301,044,555	$301,470,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$885,580	$120,564
Total Current Liabilities	885,580	120,564

Warrant liabilities	16,920,000	17,126,666
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	28,305,580	27,747,230

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 26,773,897 and 26,872,277 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	267,738,970	268,722,770

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,226,103 and 3,127,723 shares issued and outstanding (excluding 26,773,897 and 26,872,277 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	323	313
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 and 7,906,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively(1)	750	791
Additional paid-in capital	10,227,096	9,243,265
Accumulated deficit	(5,228,164)	(4,244,366)
Total Shareholders’ Equity	5,000,005	5,000,003
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,044,555	$301,470,003

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

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$737,447	$1,281,586
Loss from operations	(737,447)	(1,281,586)

Other income:
Change in fair value of warrant liability	2,566,666	206,666
Interest earned on marketable securities held in Trust Account	45,812	91,122
Total other income	2,612,478	297,788

Net income (loss)	$1,875,031	$(983,798)

Weighted average shares outstanding of Class A redeemable ordinary shares	30,000,000	30,000,000
Basic and diluted income (loss) per share, Class A redeemable ordinary shares	$—	$—

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	7,500,000	7,500,000
Basic and diluted net loss (loss) per share, Class A and B non-redeemable ordinary shares	$0.24	$(0.14)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	3,127,723	$313	7,906,250	$791	$9,243,265	$(4,244,366)	$5,000,003

Forfeiture of Founder Shares	—	—	(406,250)	(41)	41	—	—

Change in value of Class A ordinary shares subject to redemption	285,883	28	—	—	2,858,802	—	2,858,830

Net loss	—	—	—	—	—	(2,858,829)	(2,858,829)
Balance – March 31, 2021	3,413,606	$341	7,500,000	$750	$12,102,108	$(7,103,195)	$5,000,004

Change in value of Class A ordinary shares subject to redemption	(187,503)	(18)	—	—	(1,875,012)	—	(1,875,030)

Net income	—	—	—	—	—	1,875,031	1,875,031
Balance – June 30, 2021	3,226,103	$323	7,500,000	$750	$10,227,096	$(5,228,164)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(983,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(206,666)
Interest earned on marketable securities held in Trust Account	(91,122)
Changes in operating assets and liabilities:
Prepaid expenses	272,504
Accounts payable and accrued expenses	765,016
Net cash used in operating activities	(244,067)

Net Change in Cash	(244,067)
Cash – Beginning of period	459,749
Cash – End of period	$215,682

Non-Cash investing and financing activities:
Initial classification Class A ordinary shares subject to possible redemption	$262,772,770
Change in value of Class A ordinary shares subject to possible redemption	(983,800)
Forfeiture of Founder Shares	(41)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on June 15, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 9).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 15,333,333 shares of Class A ordinary shares in the aggregate.

The Company’s statements of operations include a presentation of income (loss) per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$45,812	$91,122
Redeemable Net Earnings	$45,812	$91,122
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	30,000,000	30,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$—	$—

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$1,875,031	$(983,798)
Less: Redeemable Net Earnings	(45,812)	(91,122)
Non-Redeemable Net Income (Loss)	$1,829,219	$(1,074,920)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	7,500,000	7,500,000
Earnings (Loss)/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$0.24	$(0.14)

for the three and six months ended  June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liability which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”). On October 21, 2020, the Sponsor surrendered 1,437,500 Class B ordinary shares. On November 30, 2020, the Sponsor transferred an aggregate of 120,000 Class B ordinary shares to certain of its directors and an aggregate of 30,000 Class B ordinary shares to certain third-party advisors. On December 2, 2020, the Company effected a share dividend whereby the Company issued 718,750 Class B ordinary shares, resulting in an aggregate of 7,906,250 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share cancellation and share dividend. The Founder Shares include an aggregate of up to 406,250 Class B ordinary shares that remain subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will collectively represent 20.0% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On January 21, 2021, the option to exercise the remaining over-allotment balance expired unexercised and 406,250 Founder Shares were forfeited, resulting in an aggregate of 7,500,000 Founder Shares issued and outstanding.

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

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or an affiliate a monthly fee of $15,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 3,226,103 and 3,127,723 Class A ordinary shares issued and outstanding, excluding 26,773,897 and 26,872,277 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,500,000 and 7,906,250 of Class B ordinary shares issued and outstanding, respectively.

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

NOTE 8. WARRANT LIABILITIES

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
JUNE 30, 2021
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
JUNE 30, 2021
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

At June 30, 2021, assets held in the Trust Account were comprised of $702 in cash and $300,102,000 in Money Market fund primarily in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $701 in cash and $300,010,878 in U.S. Treasury securities. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding gains (losses) at December 31, 2020:

	Held-To-Maturity	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 06/03/2021)	$300,010,878	$(21,416)	$299,989,462

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$300,094,122	$299,989,462

Liabilities:
Warrant Liability – Public Warrants	1	$11,000,000	$11,100,000
Warrant Liability – Private Placement Warrants	3	$5,920,000	$6,026,666

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

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

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The key inputs for the Level 3 Warrants were as follows:

	June 30, 2021	December 31, 2020
Stock Price	$9.78	$10.00
Exercise price	$11.50	$11.50
Risk-free interest rate	0.92%	0.36%
Expected volatility	24.00%	21.21%
Probability of Business Combination	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$6,026,666	$11,100,000	$17,126,666
Transfers to Level 1	—	(12,500,000)	(11,100,000)
Change in fair value	960,000	1,400,000	960,000
Fair value as of March 31, 2021	$6,986,666	$—	$6,986,666
Change in fair value	(1,066,666)	—	(1,066,666)
Fair value as of June 30, 2021	5,920,000	—	5,920,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $12,500,000.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 12, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $1,875,031, which consists of the change in fair value of warrant liabilities of $2,566,666 and interest earned on marketable securities held in Trust Account of $45,812, offset by general and administrative expenses of $737,447.

For the six months ended June 30, 2021, we had a net loss of $983,798, which consists of general and administrative expenses of $1,281,586, offset by the change in fair value of warrants of $206,666 and interest earned on marketable securities held in the Trust Account of $91,122.

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

For the six months ended June 30, 2021, cash used in operating activities was $244,067. Net loss of $983,798 was affected by interest earned on marketable securities held in the Trust Account of $91,123 and a change in fair value of warrant liabilities of $206,666. Changes in operating assets and liabilities provided $1,037,520 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $300,102,702 (including approximately $102,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $215,682. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 9).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 15, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

Date: August 11, 2021	By:	/s/ Ian Friedman
	Name:	Ian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Paul Maeder
	Name:	Paul Maeder
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)