Form 10-Q/A
period 2021-06-30
Highland Transcend Partners I Corp.
filed 2021-08-20
CIK 1828817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Highland Transcend Partners I Corp. (the “Company”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2021 (the “Original Report”), to restate the Company’s financial statements and related footnote disclosures as of and for the three and six months ended June 30, 2021 due to the inadvertent filing of the Form 10-Q before the Company’s independent registered public accountants had completed its review and provided authorization. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

As a result of the above, the restatement consists of typographical edits and enhanced disclosures primarily related to the investments held in trust as well as the fair value presentation of the Company’s assets and liabilities measured at fair value.

As a result, the Company’s management, together with the Audit Committee, determined on August 16, 2021, that the Company’s financial statements and other financial data as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 should be restated in the Amended Form 10-Q as a result of this error. This restatement and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021. The Company’s management has concluded that in light of the revisons described above, and the filing of the Form 10-Q before the Company’s independent registered public accountants completed its review and provided authorization, an additional material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

HIGHLAND TRANSCEND PARTNERS I CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$215,682	$459,749
Prepaid expenses	726,171	998,675
Total Current Assets	941,853	1,458,424

Investments held in Trust Account	300,102,702	300,011,579
TOTAL ASSETS	$301,044,555	$301,470,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$885,580	$120,564
Total Current Liabilities	885,580	120,564

Warrant liabilities	16,920,000	17,126,666
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	28,305,580	27,747,230

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 26,773,897 and 26,872,277 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	267,738,970	268,722,770

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,226,103 and 3,127,723 shares issued and outstanding (excluding 26,773,897 and 26,872,277 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	323	313
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 and 7,906,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively(1)	750	791
Additional paid-in capital	10,227,096	9,243,265
Accumulated deficit	(5,228,164)	(4,244,366)
Total Shareholders’ Equity	5,000,005	5,000,003
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,044,555	$301,470,003

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

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$737,447	$1,281,586
Loss from operations	(737,447)	(1,281,586)

Other income:
Change in fair value of warrant liabilities	2,566,666	206,666
Interest earned on investments held in Trust Account	45,812	91,122
Total other income	2,612,478	297,788

Net income (loss)	$1,875,031	$(983,798)

Weighted average shares outstanding of Class A redeemable ordinary shares	30,000,000	30,000,000
Basic and diluted income per share, Class A redeemable ordinary shares	$—	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	7,500,000	7,500,000
Basic and diluted net loss (loss) per share, Class B non-redeemable ordinary shares	$0.24	$(0.14)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	3,127,723	$313	7,906,250	$791	$9,243,265	$(4,244,366)	$5,000,003

Forfeiture of Founder Shares	—	—	(406,250)	(41)	41	—	—

Change in Class A ordinary shares subject to redemption	285,883	28	—	—	2,858,802	—	2,858,830

Net loss	—	—	—	—	—	(2,858,829)	(2,858,829)
Balance – March 31, 2021	3,413,606	$341	7,500,000	$750	$12,102,108	$(7,103,195)	$5,000,004

Change in Class A ordinary shares subject to redemption	(187,503)	(18)	—	—	(1,875,012)	—	(1,875,030)

Net income	—	—	—	—	—	1,875,031	1,875,031
Balance – June 30, 2021	3,226,103	$323	7,500,000	$750	$10,227,096	$(5,228,164)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(983,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(206,666)
Interest earned on investments held in Trust Account	(91,122)
Changes in operating assets and liabilities:
Prepaid expenses	272,504
Accounts payable and accrued expenses	765,016
Net cash used in operating activities	(244,067)

Net Change in Cash	(244,067)
Cash – Beginning of period	459,749
Cash – End of period	$215,682

Non-Cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	(983,800)
Forfeiture of Founder Shares	(41)

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 9).

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on investments in Trust Account	$45,812	$91,122
Redeemable Net Earnings	$45,812	$91,122
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	30,000,000	30,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$—	$—

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$1,875,031	$(983,798)
Less: Redeemable Net Earnings	(45,812)	(91,122)
Non-Redeemable Net Income (Loss)	$1,829,219	$(1,074,920)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class Ordinary Shares, Basic and Diluted (1)	7,500,000	7,500,000
Earnings (Loss)/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$0.24	$(0.14)

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

At June 30, 2021, assets held in the Trust Account were comprised of $300,102,702 in a Money Market fund that invests primarily in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $701 in cash and $300,010,878 in U.S. Treasury securities. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Money Market Fund held in Trust Account	1	$300,102,702	$—
U.S. Treasurey Securities held in Trust Account	1	$—	$300,010,878

Liabilities:
Warrant Liability – Public Warrants	1	$11,000,000	$—
Warrant Liability – Public Warrants	3	$—	$11,100,000
Warrant Liability – Private Placement Warrants	3	$5,920,000	$6,026,666

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The Public Warrants were initially valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants are the expected volatility of the ordinary shares and the stock price. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price is used as the fair value as of each relevant date.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The key inputs for the Level 3 Warrants were as follows:

	June 30, 2021	December 31, 2020
Stock Price	$9.73	$10.00
Exercise price	$11.50	$11.50
Risk-free interest rate	0.87%	0.36%
Expected volatility	18.25%	21.21%
Probability of Business Combination	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$6,026,666	$11,100,000	$17,126,666
Transfers to Level 1	—	(12,500,000)	(11,100,000)
Change in fair value	960,000	1,400,000	960,000
Fair value as of March 31, 2021	$6,986,666	$—	$6,986,666
Change in fair value	(1,066,666)	—	(1,066,666)
Fair value as of June 30, 2021	5,920,000	—	5,920,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $12,500,000. There were no transfers to/from Levels 1, 2 and 3 during the three month period ended June 30, 2021.

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

For the three months ended June 30, 2021, we had a net income of $1,875,031, which consists of the change in fair value of warrant liabilities of $2,566,666 and interest earned on investments held in Trust Account of $45,812, offset by general and administrative expenses of $737,447.

For the six months ended June 30, 2021, we had a net loss of $983,798, which consists of general and administrative expenses of $1,281,586, offset by the change in fair value of warrants of $206,666 and interest earned on investments held in the Trust Account of $91,122.

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

For the six months ended June 30, 2021, cash used in operating activities was $244,067. Net loss of $983,798 was affected by interest earned on investments held in the Trust Account of $91,123 and a change in fair value of warrant liabilities of $206,666. Changes in operating assets and liabilities provided $1,037,520 of cash for operating activities.

As of June 30, 2021, we had investments held in the Trust Account of $300,102,702 (including approximately $102,000 of interest income) consisting of a money market fund that invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 9).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 15, 2021) (the “Restatement”), during the period covered by this report, and as a result of the Company filing of the Form 10-Q before the Company’s independent registered public accountants completed their review and provided authorization material weaknesses existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. In light of the material weaknesses identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We also plan to enhance communication between our auditors and other service providers to ensure approval is obtained prior to filing. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC. As of the date of this 10-Q/A, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on June 15, 2021.

We identified material weaknesses in our internal control over financial reporting affecting our interim financial statements for the three and six month period ended June 30, 2021.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls.

As described elsewhere in this Report, we identified material weaknesses in our internal control over financial reporting related to the Company filing of the Form 10-Q before the Company’s independent registered public accountants completed its review and provided authorization. We have implemented a remediation plan, described under Part I, Item 4, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we believe we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

Date: August 20, 2021	By:	/s/ Ian Friedman
	Name:	Ian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2021	By:	/s/ Paul Maeder
	Name:	Paul Maeder
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)