Form 10-Q
period 2021-09-30
Highland Transcend Partners I Corp.
filed 2021-11-12
CIK 1828817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 30,000,000 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HIGHLAND TRANSCEND PARTNERS I CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	Revised
ASSETS
Current assets
Cash	$654,082	$459,749
Prepaid expenses	610,811	998,675
Total Current Assets	1,264,893	1,458,424

Investments held in Trust Account	300,110,102	300,011,579
TOTAL ASSETS	$301,374,995	$301,470,003

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,506,887	$120,564
Promissory note - related party	700,000	—
Total Current Liabilities	3,206,887	120,564

Warrant liabilities	23,000,000	17,126,666
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	36,706,887	27,747,230

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 30,000,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	300,000,000	300,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	750	791
Additional paid-in capital	—	—
Accumulated deficit	(35,332,642)	(26,278,018)
Total Shareholders’ Deficit	(35,331,892)	(26,277,227)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$301,374,995	$301,470,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021

General and administrative expenses	$1,998,268	$3,279,854
Loss from operations	(1,998,268)	(3,279,854)

Other loss:
Change in fair value of warrant liabilities	(6,080,000)	(5,873,334)
Interest earned on investments held in Trust Account	7,401	98,523
Total other loss, net	(6,072,599)	(5,774,811)

Net loss	$(8,070,867)	$(9,054,665)

Weighted average shares outstanding of Class A ordinary shares	30,000,000	30,000,000
Basic and diluted loss per share, Class A ordinary shares	$(0.22)	$(0.24)

Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.22)	$(0.24)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)
REVISED

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	7,906,250	$791	$—	$(26,278,018)	$(26,277,227)

Forfeiture of Founders Shares	—	—	(406,250)	(41)	—	41	—

Net loss	—	—	—	—	—	(2,858,829)	(2,858,829)
Balance – March 31, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(29,136,806)	$(29,136,056)

Net income	—		—	—	—	1,875,031	1,875,031
Balance – June 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(27,261,775)	$(27,261,025)

Net loss	—	—	—	—	—	(8,070,867)	(8,070,867)
Balance – September 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(35,332,642)	$(35,331,892)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(9,054,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	5,873,334
Interest earned on investments held in Trust Account	(98,523)
Changes in operating assets and liabilities:
Prepaid expenses	387,864
Accounts payable and accrued expenses	2,386,323
Net cash used in operating activities	(505,667)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	700,000
Net cash provided by financing activities	700,000

Net Change in Cash	194,333
Cash – Beginning of period	459,749
Cash – End of period	$654,082

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	(41)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Highland Transcend Partners, LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 5.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2020 (audited)
Class A ordinary share subject to possible redemption	$268,722,770	$31,277,230	$300,000,000
Class A ordinary share	$313	$(313)	$—
Additional paid-in capital	$9,243,265	$(9,243,265)	$—
Accumulated deficit	$(4,244,366)	$(22,033,652)	$(26,278,018)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(31,277,230)	$(26,277,227)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on June 15, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	$(8,800,000)
Class A ordinary shares issuance costs	$(16,511,195)
Plus:
Accretion of carrying value to redemption value	$25,311,195

Class A ordinary shares subject to possible redemption	$300,000,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity upon the completion of the Initial Public Offering.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,333,333 Class A ordinary shares in the aggregate. For the three and nine month periods ending September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(6,456,694)	$(1,614,173)	$(7,243,732)	$(1,810,933)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net loss per ordinary share	$(0.22)	$(0.22)	$(0.24)	$(0.24)

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
SEPTEMBER 30, 2021
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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 10).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,000,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or an affiliate a monthly fee of $15,000 for office space, utilities, secretarial and administrative services. For the three and nine months ended September 30, 2021, the Company incurred and paid $45,000 and $135,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Promissory Note — Related Party

On September 20, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $700,000. The Promissory Note is non-interest bearing and payable on the consummation of the merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The amount outstanding under the Promissory Note is $700,000 as of September 30, 2021.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 30,000,000 Class A ordinary shares issued and outstanding, including the Class A ordinary shares subject to possible redemption, which are presented as temporary equity respectively.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 7,500,000 of Class B ordinary shares issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021 and December 31, 2020, 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants, were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
(Unaudited)
NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $300,110,102 in a Money Market fund that invests primarily in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $701 in cash and $300,010,878 in U.S. Treasury securities. Through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding gains (losses) at December 31, 2020:

	Held-To-Maturity	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 06/03/2021)	$300,010,878	$(21,416)	$299,989,462

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Money Market Fund held in Trust Account	1	$300,110,102	$—

Liabilities:
Warrant Liability – Public Warrants	1	$15,000,000	$—
Warrant Liability – Public Warrants	3	$—	$11,100,000
Warrant Liability – Private Placement Warrants	3	$8,000,000	$6,026,666

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The Public Warrants were initially valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants was the expected volatility of the ordinary shares and the stock price. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price is used as the fair value as of each relevant date.

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The key inputs for the Level 3 Warrants were as follows:

	September 30, 2021	December 31, 2020
Stock Price	$9.92	$10.00
Exercise price	$11.50	$11.50
Risk-free interest rate	0.98%	0.36%
Expected volatility	22.8%	21.21%
Probability of Business Combination	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$6,026,666	$11,100,000	$17,126,666
Transfers to Level 1	—	(12,500,000)	(11,100,000)
Change in fair value	960,000	1,400,000	960,000
Fair value as of March 31, 2021	$6,986,666	$—	$6,986,666
Change in fair value	(1,066,666)	—	(1,066,666)
Fair value as of June 30, 2021	5,920,000	—	5,920,000
Change in fair value	2,080,000	—	2,080,000
Fair value as of September 30, 2021	$8,000,000	—	$8,000,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $12,500,000. There were no transfers to/from Levels 1, 2 and 3 during the three month period ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 12, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $8,070,867, which consists of the general and administrative expenses of $1,998,268 and change in fair value of warrant liabilities of $6,080,000, offset by interest earned on investments held in Trust Account of $7,401.

For the nine months ended September 30, 2021, we had a net loss of $9,054,665, which consists of general and administrative expenses of $3,279,854 and change in fair value of warrants of $5,873,334, offset by the interest earned on investments held in the Trust Account of $98,523.

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

For the nine months ended September 30, 2021, cash used in operating activities was $505,667. Net loss of $9,054,665 was affected by interest earned on investments held in the Trust Account of $98,523 and a change in fair value of warrant liabilities of $5,873,334. Changes in operating assets and liabilities provided $2,774,187 of cash for operating activities.

As of September 30, 2021, we had investments held in the Trust Account of $300,110,102 (including approximately $110,000 of interest income) consisting of a money market fund that invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021 we entered into a non-interest bearing Promissory Note with the Sponsor. (See Note 6)

As of September 30, 2021, we had cash of $654,082. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, due to the events that led to the Company's filing of the June 30, 2021 Form 10-Q before the Company's independent registered public accountants completed their review and provided authorization, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. In light of the material weaknesses identified related to the Company's filing of the June 30, 2021 Form 10-Q before the Company's independent registered public accountants completed their review and provided authorization, we plan to enhance our communication with our independent registered public accountants and our  third party service providers and establish a formal authorization policy around the authorization of all future filings.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Remediation of Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures and enhance our internal control over financial reporting to address the material weakness previously identified related to the Company's restatement of its financial statements to reclassify the Company's derivative instruments as liabilities . In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated this material weakness in internal control over financial reporting, were completed as of June 30, 2021.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC. As of the date of this 10-Q, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on June 15, 2021.

We identified material weaknesses in our internal control over financial reporting affecting our interim financial statements for the three and nine month period ended September 30, 2021.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

Date: November 12, 2021	By:	/s/ Ian Friedman
	Name:	Ian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Paul Maeder
	Name:	Paul Maeder
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)