Form 10-K/A
period 2020-12-31
Highland Transcend Partners I Corp.
filed 2021-12-07
CIK 1828817

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.          Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysYes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2
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
As of December 7, 2021, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Highland Transcend Partners I Corp. as of December 31, 2020 and for the period from October 12, 2020 (inception) through December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 15, 2021 (the “Second Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on December 7, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on December 3, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 7, 2020 (the "Post IPO Balance Sheet"), as previously restated in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 15, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 20, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A Amendment No. 2 for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1,. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, will be restated in the (the “Q3 Form 10-Q/A”) to be filed with the SEC.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the amended Q3 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Highland Transcend Partners I Corp. as of December 31, 2020 and for the period from October 12, 2020 (inception) through December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”), the First Amendment as filed with the SEC on June 15, 2021, is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or First Amended Filing. We have not amended our previously filed balance sheet, dated October 12, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or First Amended Filing, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

iii

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

iv

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

As a smaller reporting company, we are not required to include risk factors in this annual report. Except as set forth below, as of the date of this Amendment No. 1, there have been no material changes to the risk factors disclosed in our final prospectus dated October 16, 2020 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Amendment are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 12, 2021, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. As part of such process, we identified a material weakness in our internal controls over financial reporting.

In addition, as described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, we have determined that if the Company is unable to complete a Business Combination by December 7, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
 We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of September 30, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

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

Subsequent to the Company’s previously issued Form 10-K/A on June 15, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 7, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 7, 2022.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020.

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

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for complex financial instruments and concluded that our previously issued financial statements as of and for the period from October 12, 2020 (inception) through December 31, 2020 should not be relied on. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on December [], 2021.

Highland Transcend Partners I Corp.

By:	/s/ Ian Friedman
Name: Ian Friedman
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Ian Friedman	Chief Financial Officer ((Principal Executive Officer)	December 7, 2021
Ian Friedman

/s/ Paul Maeder	Chief Financial Officer (Principal Financial and Accounting Officer)	December 7, 2021
Paul Maeder
December 7, 2021
/s/ Bob Davis	Executive Chairman	December 7, 2021
Bob Davis
December 7, 2021
/s/ Julie Bradley	Director	December 7, 2021
Julie Bradley
December 7, 2021
/s/ William Hockey	Director	December 7, 2021
William Hockey
December 7, 2021
/s/ Greg Peters	Director	December 7, 2021
Greg Peters
December 7, 2021
/s/ Mike Wystrach	Director	December 7, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by December 7, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

 /s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York
June 15, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 6, 2021

HIGHLAND TRANSCEND PARTNERS I CORP.
BALANCE SHEET (AS RESTATED – SEE NOTE 2)
DECEMBER 31, 2020

ASSETS
Current assets
Cash	$459,749
Prepaid expenses	998,675
Total Current Assets	1,458,424

Investments held in Trust Account	300,011,579
TOTAL ASSETS	$301,470,003

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - Accrued expenses	$120,564
Total Current Liabilities	120,564

Warrant liability	17,126,666
Deferred underwriting fee payable	10,500,000
Total Liabilities	27,747,230

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,000,000 shares issued and outstanding at $10.00 per share redemption value	300,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding (1)	791
Additional paid-in capital	—
Accumulated deficit	(26,278,018)
Total Shareholders’ Deficit	(26,277,227)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$301,470,003

(1)	Includes up to 406,250 Class B ordinary shares subject to forfeiture as a result of the underwriters’ election to partially exercise its over-allotment option (see Note 5).

The accompanying notes are an integral part of the financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
STATEMENT OF OPERATIONS (AS RESTATED – SEE NOTE 2)
FOR THE PERIOD FROM OCTOBER 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$169,163
Loss from operations	(169,163)

Other income (expense):
Change in fair value of warrant liability	(3,580,000)
Transaction costs allocable to warrants	(506,782)
Interest earned on investments held in Trust Account	11,579
Other expense, net	(4,075,203)

Net Loss	$(4,244,366)

Weighted average shares outstanding of Class A redeemable ordinary shares	9,375,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$(0.26)

Weighted average shares outstanding of Class B non-redeemable ordinary shares(1)	7,070,313
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.26)

(1)	Excludes up to 406,250 Class B ordinary shares subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option (see Note 5).

The accompanying notes are an integral part of these financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (AS RESTATED – SEE NOTE 2)
FOR THE PERIOD FROM OCTOBER 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — October 12, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	7,906,250	791	24,209	—	25,000
	)	)	—	—	—
Proceeds received in excess of fair value of Private Placement Warrants	—	—	3,253,334	—	3,253,334
Accretion for Class A ordinary shares to redemption amount	—	—	(3,277,543)	(22,033,652)	(25,311,195)
Net loss	—	—	—	(4,244,366)	(4,244,366)
Balance — December 31, 2020	7,906,250	$791	$—	$(26,278,018)	$(26,277,227)

(1)	Includes an aggregate of up to 406,250 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 4).

The accompanying notes are an integral part of these financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
STATEMENT OF CASH FLOWS (AS RESTATED – SEE NOTE 2)
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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 15, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 11, 2020 (the “Post-IPO Balance Sheet”) and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on June 15, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC. This restatement also resulted in changes to the disclosure provided in footnotes 3 and 8 of these financial statements.

Impact of the Restatement

The impact of the restatement on the Post IPO Balance Sheet as of December 7, 2020 is presented below.

Balance Sheet as of December 7, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$272,455,350	$27,544,650	$300,000,000
Class A ordinary shares	$275	$(275)	$—
Additional paid-in capital	$5,510,723	$(5,510,723)	$—
Accumulated deficit	$(511,782)	$(22,033,652)	$(22,545,434)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(27,544,650)	$(22,544,647)
Number of shares subject to redemption	27,245,535	2,754,465	30,000,000

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

Balance Sheet as of December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$268,722,770	$31,277,230	$300,000,000
Class A ordinary shares	$313	$(313)	$—
Additional paid-in capital	$9,243,265	$(9,243,265)	$—
Accumulated deficit	$(4,244,366)	$(22,033,652)	$(26,278,018)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(31,277,230)	$(26,277,227)
Number of shares subject to redemption	26,872,277	3,127,723	30,000,000

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the period ended December 31, 2020:

Statement of Operations for the period December 7, 2020 (inception) through December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	30,000,000	(20,625,000)	9,375,000
Basic and diluted net loss per share, Class A ordinary shares	$—	(0.26)	$(0.26)
Weighted average shares outstanding of Class B ordinary shares	7,500,000	(429,688)	7,070,313
Basic and diluted loss income per share, Class B ordinary shares	$(0.57)	0.31	$(0.26)

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Statement of Cash Flows for the period from December 7, 2020 (inception) through December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$272,455,350	$(272,455,350)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(3,732,580)	$3,732,580	$—

Going Concern

Subsequent to the Company’s previously issued Form 10-K/A on June 22, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 7, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 7, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 30,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2020, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,800,000)
Class A ordinary shares issuance costs	(16,511,195)
Plus:
Accretion of carrying value to redemption value	25,311,195

Class A ordinary shares subject to possible redemption	$300,000,000

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounted to $17,017,977, of which $16,511,195 were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering and $506,782 were expensed to the statement of operations.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,283,053 Class A ordinary shares in the aggregate. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For The Period Ended December 7, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(3,395,493)	$(848,873)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000

Basic and diluted net loss per ordinary share	$(0.11)	$(0.11)

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO FINANCIAL STATEMENTS

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

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 30,000,000 Class A ordinary shares issued and outstanding, which are subject to possible redemption and therefor classified as temporary equity..

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

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other and the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.