Form 10-Q/A
period 2021-09-30
Highland Transcend Partners I Corp.
filed 2021-12-07
CIK 1828817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of December 7, 2021, there were 30,000,000 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Highland Transcend Partners I Corp. (the “Company,” “Highland,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on July 30, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome. On December 3, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 20, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A to be filed with the SEC.

The restatement does not have an impact on the Company’s cash position.

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 12, 2021 should no longer be relied upon. On December 3, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

HIGHLAND TRANSCEND PARTNERS I CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	Restated
ASSETS
Current assets
Cash	$654,082	$459,749
Prepaid expenses	610,811	998,675
Total Current Assets	1,264,893	1,458,424

Investments held in Trust Account	300,110,102	300,011,579
TOTAL ASSETS	$301,374,995	$301,470,003

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,506,887	$120,564
Promissory note – related party	700,000	—
Total Current Liabilities	3,206,887	120,564

Warrant liabilities	23,000,000	17,126,666
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	36,706,887	27,747,230

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 30,000,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	300,000,000	300,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 and 7,500,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	750	791
Additional paid-in capital	—	—
Accumulated deficit	(35,332,642)	(26,278,018)
Total Shareholders’ Deficit	(35,331,892)	(26,277,227)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$301,374,995	$301,470,003

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
RESTATED

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

HIGHLAND TRANSCEND PARTNERS I CORP.
CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(9,054,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	5,873,334
Interest earned on investments held in Trust Account	(98,523)
Changes in operating assets and liabilities:
Prepaid expenses	387,864
Accounts payable and accrued expenses	2,386,323
Net cash used in operating activities	(505,667)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	700,000
Net cash provided by financing activities	700,000

Net Change in Cash	194,333
Cash – Beginning of period	459,749
Cash – End of period	$654,082

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	(41)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

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

There has been no change in the Company’s total assets, liabilities, cash position, cash held in trust, or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of December 7, 2020 (Audited)
Ordinary shares subject to possible redemption	$272,455,350	$27,544,650	$300,000,000
Ordinary shares	$275	$(275)	$—
Additional paid-in capital	$5,510,723	$(5,510,723)	$—
Accumulated deficit	$(511,782)	$(22,033,652)	$(22,545,434)
Total Shareholder’s Equity (Deficit)	$5,000,003	$(27,544,650)	$(22,544,647)

Balance Sheet as of December 31, 2020 (Audited)
Ordinary shares subject to possible redemption	$268,722,770	$31,277,230	$300,000,000
Ordinary shares	$313	$(313)	$—
Additional paid-in capital	$9,243,265	$(9,243,265)	$—
Accumulated deficit	$(4,244,366)	$(22,033,652)	$(26,278,018)
Total Shareholder’s Equity (Deficit)	$5,000,003	$(31,277,230)	$(26,277,227)

Balance Sheet as of March 31, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$265,863,940	$34,136,060	$300,000,000
Ordinary shares	$341	$(341)	$—
Additional paid-in capital	$12,102,108	$(12,102,108)	$—
Accumulated deficit	$(7,103,195)	$(22,033,611)	$(29,136,806)
Total Shareholder’s Equity (Deficit)	$5,000,004	$(34,136,060)	$(29,136,056)

Balance Sheet as of June 30, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$267,738,970	$32,261,030	$300,000,000
Ordinary shares	$323	$(323)	$—
Additional paid-in capital	$10,227,096	$(10,227,096)	$—
Accumulated deficit	$(5,228,164)	$(22,033,611)	$(27,261,775)
Total Shareholder’s Equity (Deficit)	$5,000,005	$(32,261,030)	$(27,261,025)

Statement of Changes in Shareholder’s Equity (Deficit) for the Period from October 12, 2020 (Inception) Through December 31, 2020 (Audited)
Sale of 30,000,000 Units, net of underwriting discounts and offering expenses	$274,688,805	$(274,688,805)	$—
Ordinary shares subject to redemption	$(268,722,770)	$268,722,770	$—
Accretion for Class A ordinary shares to redemption amount	$—	$(25,311,195)	$(25,311,195)

Condensed Statement of Changes in Shareholder’s Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Accretion for Class A ordinary shares to redemption amount	$—	$41	$41
Change in value of ordinary shares subject to redemption	$2,858,829	$(2,858,829)	$—

Condensed Statement of Changes in Shareholder’s Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of ordinary shares subject to redemption	$(1,875,030)	$1,875,030	$—

Statement of Cash Flows for the Period from October 12, 2020 (Inception) Through December 31, 2020 (Audited)
Initial classification of Class A ordinary shares subject to possible redemption	$272,455,350	$27,544,650	$300,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(3,732,580)	$3,732,580	$—

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$(2,858,830)	$2,858,830	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$(983,800)	$983,800	$—

7

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
	As Previously		As
	Reported	Adjustment	Restated
Statement of Operations for the Period from October 12, 2020 (Inception) Through December 31, 2020 (Audited)
Weighted average shares outstanding of Class A ordinary shares	30,000,000	(21,000,000)	9,000,000
Basic and diluted loss per share, Class A ordinary shares	$—	$0.01	$0.01
Weighted average shares outstanding of Class B ordinary shares	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.57)	$0.58	$0.01

Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Weighted average shares outstanding of Class A ordinary shares	30,000,000	(14,117,647)	15,882,353
Basic and diluted loss per share, Class A ordinary shares	$—	$0.03	$0.03
Weighted average shares outstanding of Class B ordinary shares	7,500,000	(3,529,412)	3,970,588
Basic and diluted net loss per share, Class B ordinary shares	$(0.39)	$0.42	$0.03

Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding of Class A ordinary shares	30,000,000	—	30,000,000
Basic and diluted loss per share, Class A ordinary shares	$—	$0.02	$0.02
Weighted average shares outstanding of Class B ordinary shares	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	$0.24	$(0.22)	$0.02

Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding of Class A ordinary shares	30,000,000	—	30,000,000
Basic and diluted loss per share, Class A ordinary shares	$—	$0.04	$0.04
Weighted average shares outstanding of Class B ordinary shares	7,500,000	(2,687,861)	4,812,139
Basic and diluted net loss per share, Class B ordinary shares	$(0.14)	$0.18	$0.04

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 7, 2022 to consummate the proposed Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 7, 2022.

On September 8, 2021, the Company entered into an Agreement and Plan of Merger (as amended on October 21, 2021), by and among Picasso Merger Sub I, Inc., Picasso Merger Sub II, LLC, Picasso Merger Sub III, LLC, Carlyle Partners VII Pacer Holdings, L.P., CP VII Pacer Corp., CP VII Pacer EU L.P., Packable Holdings, LLC, and Shareholder Representative Services LLC.

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity upon the completion of the Initial Public Offering.

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

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. There were 7,906,250 and 7,500,000 of Class B ordinary shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	$300,110,102	$299,989,462

Liabilities:
Warrant Liability – Public Warrants	1	$15,000,000	$—
Warrant Liability – Public Warrants	3	$—	$11,100,000
Warrant Liability – Private Placement Warrants	3	$8,000,000	$6,026,666

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

HIGHLAND TRANSCEND PARTNERS I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The key inputs for the Level 3 Warrants were as follows:

	September 30, 2021	December 31, 2020
Stock Price	$9.92	$10.00
Exercise price	$11.50	$11.50
Risk-free interest rate	0.98%	0.36%
Expected volatility	22.8%	21.21%
Probability of Business Combination	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$6,026,666	$11,100,000	$17,126,666
Transfers to Level 1	—	(12,500,000)	(12,500,000)
Change in fair value	960,000	1,400,000	2,360,000
Fair value as of March 31, 2021	$6,986,666	$—	$6,986,666
Change in fair value	(1,066,666)	—	(1,066,666)
Fair value as of June 30, 2021	$5,920,000	—	$5,920,000
Change in fair value	2,080,000	—	2,080,000
Fair value as of September 30, 2021	$8,000,000	—	$8,000,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $12,500,000. There were no transfers to/from Levels 1, 2 and 3 during the three month period ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than and the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements for the periods ending December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of our financial statements as of September 30, 2021, we concluded we were appropriate to restate the presentation of shares of Class A ordinary shares subject to possible redemption to reflect its public shares within temporary equity after determining the public shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination..

Our proximity to our liquidation date raises expresses substantial doubt about our ability to continue as a “going concern.”

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

HIGHLAND TRANSCEND PARTNERS I CORP.

Date: December 7, 2021	By:	/s/ Ian Friedman
	Name:	Ian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2021	By:	/s/ Paul Maeder
	Name:	Paul Maeder
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)