Form 10-K
period 2021-12-31
Highland Transcend Partners I Corp.
filed 2022-04-04
CIK 1828817

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                  .

Commission file number 001-39751

HIGHLAND TRANSCEND PARTNERS I CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
777 Arthur Godfrey Road, #202 Miami Beach, FL	33140
(Address of Principal Executive Offices)	Zip Code
Registrant’s telephone number, including area code +1 617-401-4015

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	HTPA	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $ 11.50	HTPA.WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	HTPA.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒ No ☐

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2021, as reported on NYSE, was $291,900,000.

As of March 31, 2022, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively

DOCUMENTS INCORPORATED BY REFERENCE

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

“New Packable” are to Packable Commerce, Inc., the continuing entity post-domestication;

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“Packable” are to Packable Holdings, LLC, a Delaware limited liability company;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND

RISK FACTOR SUMMARY

Some of the statements contained in this prospectus may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the occurrence of any event, change or other circumstances that could result in the failure to consummate the business combination;
●	the outcome of any legal proceedings that may be instituted against Highland Transcend or Packable regarding the business combination;
●	the inability to complete the business combination due to the failure to obtain approval of the shareholders of Highland Transcend, to obtain financing to complete the business combination or to satisfy other conditions to closing in the definitive agreements with respect to the business combination;
●	changes to the proposed structure of the business combination that may be required or appropriate as a result of applicable laws or regulations or as a condition to obtaining regulatory approval of the business combination;
●	the ability to meet and maintain a stock exchange’s listing standards following the consummation of the business combination;
●	costs related to the business combination;
●	changes in applicable laws or regulations;
●	the possibility that Highland Transcend may be adversely affected by other economic, business, and/or competitive factors;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the risk that we will not be able to obtain the required approval for domestication;
●	the risks related to the changes in shareholders’ rights as a result of domestication;
●	the risk that shareholders may experience adverse tax consequences with respect to their shares at the effective time of domestication;
●	the risk that operating under the laws of the State of Delaware will affect the conduct of our business;
●	our public securities’ liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item la.—Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 pandemic and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

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

Highland Transcend was established by our founding partners - Ian Friedman, Bob Davis, Paul Maeder, and Dan Nova - with the mission of supporting long-term value creation in the next generation of transformational public companies. We believe that the businesses with the greatest propensity for long-term value creation seek partners who are themselves proven value builders and have demonstrated success in ushering companies from private to public operating environments.

Company History

In October 2020, our sponsor purchased an aggregate of 7,500,000 Class B ordinary shares (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0,004 per share. Our Class B ordinary shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the initial public offering.

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

Business Combination

Merger Agreement

On September 8, 2021, we entered into an Agreement and Plan of Merger (as it may be amended and/or restated from time to time, the “Merger Agreement”) with Picasso Merger Sub I, Inc., a Delaware corporation and wholly owned direct subsidiary of HTP (“Blocker Merger Sub I”), Picasso Merger Sub II, LLC, a Delaware limited liability company and wholly owned direct subsidiary of HTP (“Blocker Merger Sub II” and together with Blocker Merger Sub I, the “Blocker Merger Subs”), Picasso Merger Sub III, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of HTP (“Company Merger Sub”, and together with HTP and the Blocker Merger Subs, the “HTP Parties”), Carlyle Partners VII Pacer Holdings, L.P., a Delaware limited partnership (“Pacer Holdings”), CP VII Pacer Corp., a Delaware corporation (“Pacer Corp. Blocker”), CP VII Pacer EU L.P., a Delaware limited partnership (“Pacer L.P. Blocker” and together with Pacer Corp. Blocker, the “Blockers” and the Blockers, together with Pacer Holdings, the “Blocker Parties”), Packable Holdings, LLC, a Delaware limited liability company formerly known as Entourage

Commerce, LLC (“Packable”), and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Packable equityholders (the “Holder Representative”).

Upon the terms and subject to the conditions of the Merger Agreement and in accordance with applicable law, (i) Highland Transcend would domesticate from a Cayman Islands exempted company to a Delaware corporation (the “Domestication”), (ii) the Blocker Parties and certain of their affiliates would consummate an internal restructuring which would result in the Blockers directly holding units of Packable, (iii) Blocker Merger Sub I would merge with and into Pacer Corp. Blocker, with Pacer Corp. Blocker surviving such merger as a wholly owned subsidiary of HTP (the “First Blocker Merger”), (iv) Blocker Merger Sub II would merge with and into Pacer L.P. Blocker, with Pacer L.P. Blocker surviving such merger as a wholly owned subsidiary of HTP (the “Second Blocker Merger”, and together with the First Blocker Merger, the “Blocker Mergers”), (v) Pacer Corp. Blocker would merge with and into Highland Transcend, with Highland Transcend surviving such merger (the “First HTP Merger”), (vi) Pacer L.P. Blocker would merge with and into Highland Transcend, with Highland Transcend surviving such merger (the “Second HTP Merger” and together with the First HTP Merger, the “HTP Mergers”), and (vii) Company Merger Sub would merge with and into Packable, with Packable such surviving such merger as a wholly owned subsidiary of Highland Transcend (the “Company Merger” and together with the Blocker Mergers and the HTP Mergers, the “Mergers”, and the Mergers, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the Business Combination, Highland Transcend is also referred to as “Surviving Pubco” and Packable following the Company Merger is also referred to as the “Surviving Company.”

As a result of the Domestication (and in connection with the Business Combination), (i) each issued and outstanding Class A ordinary share and Class B ordinary share of Highland Transcend would convert into a share of Class A common stock of Surviving Pubco (“Surviving Pubco Class A Shares”) and (ii) each issued and outstanding warrant to purchase Class A ordinary shares of Highland Transcend would be exercisable by its terms to purchase an equal number of Surviving Pubco Class A Shares.

Following the Business Combination, the combined company would be organized in umbrella partnership-C-corporation (“Up-C”) structure. Prior to the Business Combination, Packable is the parent company of the Packable business. As a result of the Business Combination, Surviving Pubco would hold membership units of the Surviving Company (the “Surviving Company Units”), and certain existing equityholders of Packable would hold Surviving Company Units subject to the Surviving Company LLC Agreement (as defined below). Surviving Pubco’s sole direct asset would be equity interests of the Surviving Company and substantially all of the assets and business of Surviving Pubco would be held indirectly through the Surviving Company.

The merger consideration to be paid to the Packable equity holders, the Blocker equity holders and holders of vested awards under Packable’s existing incentive plan at the closing of the business combination pursuant to the Merger Agreement would have a value of $1,346,000,000 (with each share of Class A common stock and each paired share of Class B common stock and post-merger Packable unit valued at $10.00) plus the aggregate exercise price in respect of vested awards and, under circumstances specified in the merger agreement, certain unvested awards, in each case, under Packable’s existing incentive plan and would be paid in equity consideration, without considering certain earnout interests to be issued to certain parties at the closing, reserved and unvested awards under Packable’s existing incentive plan and any payments under the tax receivable agreement to be entered into at the closing.

The closing was subject to certain customary closing conditions, including the listing of the shares of Class A common stock on NYSE, Nasdaq or another approved stock exchange, the approval by our shareholders, the approval obtained by the Packable Equity Holders, the registration statement becoming effective in accordance with the Securities Act and no stop order having been issued or threatened by the SEC, the accuracy of the parties’ respective representations and warranties and compliance with the parties’ respective covenant obligations (each to certain specified materiality standards), and the absence of a “Material Adverse Effect” on Packable and its subsidiaries.

The Merger Agreement contained customary termination rights, including (i) by mutual written consent of the parties; (ii) by either party if (a) the closing has not occurred on or prior to December 7, 2022, (b) the consummation of the business combination is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order, (c) the representations, warranties or covenants of the other party are breached such that there is a failure of the related closing condition (subject to a 30-day cure period) or (d) NYSE, Nasdaq or other approved stock exchange rejects the listing of the Class A common stock; and (e) if the approval of Highland Transcend’s shareholders is not obtained upon a vote duly taken.

First Amendment to the Merger Agreement

On October 21, 2021, HTP, entered into an amendment (the “First Amendment”) to the Merger Agreement. The First Amendment provides, among other things, for the surviving company to be managed by a board of managers designated by HTP and certain other voting members holding outstanding vested common units of the surviving company (the “Voting Members”); provided that (i) HTP’s board designees would comprise the majority of all managers authorized to serve on the surviving company board of managers and (ii) the Voting Members designees must be reasonably acceptable to HTP. The First Amendment was not intended to change the ultimate governance or ownership structure between the surviving company and HTP. In addition, the First Amendment removes the ability of specified milestones relating to the vesting of earnout consideration from being achieved during any extension period following the five-year anniversary of the closing date.

Second Amendment to the Merger Agreement

On January 21, 2022, HTP, entered into a second amendment (the “Second Amendment”) to the Merger Agreement, by and among Picasso Merger Sub I, Inc., a Delaware corporation and wholly owned direct subsidiary of HTP, Picasso Merger Sub II, LLC, a Delaware limited liability company and wholly owned direct subsidiary of HTP, Picasso Merger Sub III, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of HTP, Carlyle Partners VII Pacer Holdings, L.P., a Delaware limited partnership, CP VII Pacer Corp., a Delaware corporation, CP VII Pacer EU L.P., a Delaware limited partnership, Packable Holdings, LLC, a Delaware limited liability company formerly known as Entourage Commerce, LLC, Picasso Merger Sub IV, LLC, a Delaware limited liability company and a wholly owned subsidiary of HTP (“GPI Blocker Merger Sub”), GPI Capital Gemini HoldCo LP, a Delaware limited partnership (“GPI Blocker Owner”), GPI Capital Gemini LLC, a Delaware limited liability company (“GPI Blocker”), and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Packable equityholders.

The Second Amendment provided, among other things, for (i) GPI Blocker Merger Sub to merge with and into GPI Blocker, with GPI Blocker as the surviving company and wholly owned Subsidiary of Surviving Pubco (the “Third Blocker Merger”) and, immediately thereafter, at the merger effective time, simultaneously, (ii) GPI Blocker to merge with and into HTP, with HTP as the surviving company. As a result of the Third Blocker Merger, all issued and outstanding equity interests or limited liability company units, as applicable, in GPI Blocker immediately prior to the mergers effective time that are issued and outstanding immediately prior to the effective time would automatically be converted into and become the right to receive a certain number of Surviving Pubco Class A Shares at closing calculated in accordance with the terms and conditions of the Second Amendment, as well as certain earnout merger consideration. In connection with the Third Blocker Merger, the outstanding warrants to purchase common units of Packable issued to GPI Blocker would be cancelled immediately prior to the effective time of the effective time.

Voting and Support Agreement

Concurrently with the execution of the merger agreement, the Packable voting and support members entered into the voting and support agreements in favor of Highland Transcend and Packable and their respective successors.

In the voting and support agreements, the Packable voting members agreed to vote all of their Packable equity interests in Packable in favor of the merger agreement and related transactions and to take certain other actions in support of the merger agreement and related transactions. The voting and support agreements also prevent the Packable voting and support members from transferring their voting rights with respect to their Packable equity interests in Packable or otherwise transferring their Packable equity interests in Packable prior to the meeting of Packable’s members to approve the merger agreement and related transactions, except for certain permitted transfers. The Packable voting and support members also each agreed, with certain exceptions, to a lock-up for a period of 180 days after the closing with respect to any securities of New Packable or Packable that they receive as merger consideration under the merger agreement.

Sponsor Letter Agreement

Concurrently with the execution of the Merger Agreement, our sponsor entered into the sponsor letter agreement with Highland Transcend, Packable and certain other signatories thereto (together with our sponsor, the “Sponsor Parties”) pursuant to which the Sponsor Parties agreed to vote all of their respective Class B ordinary shares in favor of the business combination and related transactions, to take certain other actions in support of the merger agreement and related transactions and not to redeem any such shares. The Sponsor Parties also agreed that 1,875,000 of the sponsor shares would be deemed “deferred sponsor shares” and a corresponding number of Packable units held by New Packable would be deemed to be “deferred Packable units”. The Sponsor Parties agreed that they would not transfer and, subject to the achievement of certain milestones, may be required to forfeit, any such deferred sponsor shares (in which case a corresponding number of deferred company units would be forfeited), subject to the terms of the sponsor letter agreement. The Sponsor Parties also waived certain anti-dilution protection to which it would otherwise be entitled in connection with the business combination and agreed to repay solely in cash certain working capital loans made by the Sponsor Parties to Highland Transcend prior to closing.

PIPE Subscription Agreements

In connection with the execution of the merger agreement, we entered into subscription agreements with the subscription investors pursuant to which we have agreed to issue and sell to the subscription investors, in the aggregate, $70,000,000 of Class A ordinary shares of New Packable at a purchase price of $10.00 per share. The closing of the subscription agreements would occur immediately prior to the closing, and was subject to customary closing conditions, including the satisfaction or waiver of the conditions set forth in the merger agreement. The Class A ordinary shares to be issued to the subscription investors would have the same rights and entitlements as the Class A ordinary shares issued to the public shareholders in connection with the IPO of Highland Transcend, except that such Class A ordinary shares would be issued pursuant to an exemption from registration under the Securities Act and the subscription investors were granted registration rights. None of the sponsor, or any director or officer of Highland Transcend, or any of their respective affiliates, have entered into any such subscription agreements.

Termination of the Business Combination

On March 24, 2022, the parties to the Merger Agreement entered into a Termination and Release Agreement (the “Termination Agreement”), pursuant to which HTP and Packable mutually agreed to terminate the Merger Agreement effective immediately.

As a result of the termination of the Merger Agreement, all Transaction Agreements (as defined in the Termination Agreement), which includes, among others, the Merger Agreement and all Ancillary Agreements (as defined in the Merger Agreement), entered into in connection therewith, are void and there is no liability under the Merger Agreement or any other Transaction Agreement on the part of any party thereto.

Pursuant to the Termination Agreement, HTP will be entitled to receive an amount of cash equal to $2,000,000 upon the earliest to occur of (a) the completion of the redemption of all outstanding HTP Class A ordinary shares (the “Wind-Up Event”), (b) a Change of Control (as defined in the Termination Agreement) and (c) the first closing of qualifying financing transactions following the date hereof in which Packable and certain of its subsidiaries collectively receive at least $140 million of new money proceeds in the aggregate. HTP will also be entitled to receive convertible promissory notes with an aggregate principal amount equal to $8,000,000 having the same terms and in substantially the same form as the Convertible Notes (as defined in the Merger Agreement) (the “Convertible Note Consideration”) upon the earlier to occur of (i) a Wind-Up Event and (ii) the closing of a business combination by HTP; provided that, if such closing of a business combination by HTP involves a counterparty that is reasonably determined by the board of directors of Packable to be a competitor of Packable, then the Convertible Note Consideration will instead be delivered to HTP upon the earlier to occur of (x) a Change of Control and (y) a qualified public offering of Packable.

Moreover, the Termination Agreement provides that, subject to certain exceptions, the HTP Parties, on the one hand, and Packable, the Blocker Parties, and the GPI Parties, on the other hand, have agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the transactions contemplated by the Merger Agreement and to not encourage or solicit or voluntarily assist or participate in any legal action relating to such released claim. Moreover, each of the parties agreed to certain obligations with respect to confidentiality and non-disparagement.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-l(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-l to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then- current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. See also the Risk Factors set forth in our registration statement on Form S-4 relating to the proposed initial business combination, which risk factors are incorporated by reference herein.

Summary of Key Risks

Our business is subject to numerous risks and uncertainties, discussed in more detail below. These risks include, among others, the following key risks:

●	We may not be able to effect the Business Combination pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.
●	It may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by December 7, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination by December 7, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	We may not be able to complete our initial business combination by December 7, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
●	We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
●	We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
●	We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.
●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.
●	Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

We may not be able to effect the Business Combination pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Merger Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

It may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by December 7, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with Packable took a substantial amount of time, and we may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of CO VID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

We may not be able to find a suitable target business and complete our initial business combination by December 7, 2022. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third- party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

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

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two- thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by December 7, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares until June 5, 2021 required the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the cash portion of the purchase price of a business combination target exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

We have issued warrants to purchase 10,000,000 Class A ordinary shares, at a price of $11.50 per whole warrant as part of the units offered in our initial public offering and, in connection with our initial public offering, we issued in a private placement an aggregate of 5,333,333 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.”Since our units and our Class A ordinary shares and warrants are listed on the NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

If we are a PFIC for any taxable year (or portion thereof that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the volume- weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of then- fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business—Effecting our initial business combination— Evaluation of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Directors, Officers and Corporate Governance,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of our financial statements as of December 31, 2021, we concluded we were appropriate to restate the presentation of shares of Class A ordinary shares subject to possible redemption to reflect its public shares within temporary equity after determining the public shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Company’s initial public offering and concluded that the Company’s public warrants and private placement warrants (together, the “Warrants”) include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result, the Company has classified the Warrants as liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

We currently maintain our executive offices at 777 Arthur Godfrey Road, #202, Miami Beach, FL 33140. The cost for the space is included in the up to $15,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

On December 7, 2021, a purported shareholder of Highland Transcend filed a lawsuit in New York State Supreme Court, alleging that the registration statement filed on October 22, 2021 by Highland Transcend, in connection with the business combination with Packable, failed to disclose certain allegedly material information related to the business combination. The lawsuit asserted claims for fraudulent misrepresentation and concealment and for negligent misrepresentation and concealment under New York common law against Highland Transcend and its directors. The complaint sought a declaration that defendants negligently or fraudulently misrepresented, concealed or omitted material information; an injunction enjoining the shareholder vote on the proposed business combination until the information at issue is disclosed; monetary damages; and attorneys’ fees and expenses. On January 18, 2022, the plaintiff filed an amended complaint, dropping the claims for fraudulent and negligent misrepresentation and concealment under New York common law and asserting instead claims for breach of fiduciary duty under Delaware law and Cayman Islands law. The amended complaint seeks a declaration that the defendants breached those duties, as well as the same injunctive and monetary relief sought by the original complaint. A preliminary injunction hearing was held on February 3, 2022. On March 15, 2022, the court entered a decision and order denying the plaintiff’s request for a preliminary injunction. The Company believes that the plaintiff’s allegations are without merit and, in any event, that the claims are moot in light of the termination of the proposed business combination with Packable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “HTPA.U,” “HTPA” and “HTPA.WS,” respectively. Our units commenced public trading on December 3, 2020. Our Class A ordinary shares and warrants began separate trading on January 25, 2021.

(b)	Holders

On March 31, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 4 holders of record of our Class B ordinary shares and 2 holders of record of our warrants.

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

Our sponsor purchased 5,333,333 private placement warrants at a price of $1.50 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $8,000,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination by December 7, 2022, the private placement warrants will expire worthless. The private placement warrants are non- redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 12, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $11,745,088, which consists of general and administrative expenses of $4,447,428 and change in fair value of warrants of $7,406,667, offset by the interest earned on investments held in the Trust Account of $109,007.

For the period from October 12, 2020 (inception) through December 31, 2020, we had a net loss of $4,244,366, which consisted of formation and operating expenses of $169,163, a change in fair value of warrants of $3,580,000, and transaction costs allocable to warrants associated with the Initial Public Offering of $506,782, offset by interest earned on investments held in the Trust Account of $11,579.

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

For the year ended December 31, 2021, cash used in operating activities was $689,913. Net loss of $11,745,088 was affected by interest earned on investments held in the Trust Account of $109,007 and a change in fair value of warrant liabilities of $7,406,667. Changes in operating assets and liabilities provided $3,757,515 of cash for operating activities.

For the period from October 12, 2020 (inception) through December 31, 2020, net cash used in operating activities was $1,042,274. Net loss of $4,244,366 was affected by formation costs paid by our Sponsor of $5,000, interest earned on investments of $11,579, change in fair value of warrants of $3,580,000 and transaction costs associated with the Initial Public Offering of $506,782, and changes in operating assets and liabilities, which used $878,111 of cash from operating activities.

As of December 31, 2021, we had investments held in the Trust Account of $300,120,586 (including $109,007 of interest income) consisting of a money market fund that invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we entered into a non-interest bearing Promissory Note with the Sponsor. See Note 5.

As of December 31, 2021, we had cash of $469,836. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 7, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination, however we cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815. We account for the

Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share and basic net loss per ordinary share for the periods presented are not the same and are separately stated.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

			For the Period from
			October 12, 2020
			(Inception)
	Year Ended		through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(9,396,070)	$(2,349,018)	$(2,419,591)	$(1,824,775)
Denominator:
Basic weighted average shares outstanding	30,000,000	7,500,000	9,375,000	7,070,313
Basic net loss per ordinary share	$(0.31)	$(0.31)	$(0.26)	$(0.26)

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.

We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Ian Friedman	39	Chief Executive Officer and Director
Bob Davis	65	Executive Chairman
Paul Maeder	68	Chief Financial Officer
Dan Nova	60	Chief Investment Officer
Julie Bradley	53	Director
William Hockey	32	Director
Greg Peters	51	Director
Mike Wystrach	42	Director

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

Bob Davis, Executive Chairman

Bob Davis has served as our Executive Chairman and a member of our board of directors since inception. Since 2001, Mr. Davis has worked as an investor in the venture capital industry with Highland Capital Partners where he currently serves as General Partner. From June of 1995, Mr. Davis was the Founder and CEO of Lycos (IPO), a leading internet portal and media destination, and served as such until its October 2000 acquisition by Terra Networks. Mr. Davis served as the CEO of the newly formed Terra Lycos until February 2001 and then as the Vice Chairman of Terra Lycos until 2003. Mr. Davis has served on numerous public company boards including Lycos, Ticketmaster and John Hancock Financial Services. He has also served on many private company boards, principally through his role as a venture capital investor. Mr. Davis holds an MBA from Babson College and a BS from Northeastern University with Highest Distinction. We believe Mr. Davis’s extensive knowledge in the areas of commerce and technology coupled with his experience as a venture capitalist makes him well qualified to serve as a director.

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

Julie Bradley, Director

Julie Bradley has served as a director since December 3, 2020. From 2011 to 2015, she served as the Chief Financial Officer, Chief Accounting Officer, Senior Vice President and Treasurer of TripAdvisor. From 2005 to 2011, Ms. Bradley served as Chief Financial Officer of Art Technology Group Inc., up until it was acquired by Oracle. Prior to joining Art Technology Group Inc., she was Vice President of Finance at Akamai Technologies, a global content delivery network, cybersecurity, and cloud service company. Prior to Akamai Technologies, Ms. Bradley served for over seven years at Deloitte & Touche LLP, serving as a Manager specializing in multinational corporate taxation. Ms. Bradley currently serves on the board of First Watch (since 2020), Wish (since 2020) and GoodRx (since 2020). Ms. Bradley is a Certified Public Accountant and holds a B.A. in Economics from Wheaton College. We believe Ms. Bradley’s experience in the areas of commerce, technology and finance make her well qualified to serve as a director.

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

Greg Peters, Director

Greg Peters has served as a director since December 3, 2020. Mr. Peters is Chief Operating Officer and Chief Product Officer of Netflix. Previously, he was International Development Officer for Netflix, responsible for the global partnerships with consumer electronics companies, Internet service providers and multi-channel video programming distributors that enable Netflix to deliver movies and TV shows across a full range of devices and platforms. Prior to joining Netflix in 2008, Mr. Peters was Senior Vice President of consumer electronics products for Macrovision Solutions Corp, (later renamed to Rovi Corporation) and previously held positions at digital entertainment software provider, Mediabolic Inc., Red Hat Network, the provider of Linux and Open Source technology, and online vendor Wine.com. Mr. Peters holds a BS in Physics and Astronomy from Yale University. Mr. Peters joined the board of 2U, Inc., a global leader in education technology, in March of 2018. We believe Mr. Peters’s experience in the areas of digital entertainment and technology make him well qualified to serve as a director.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Julie Bradley, William Hockey and Mike Wystrach serve as the members and Ms. Bradley serves as the chair of the compensation committee. Under the NYSE listing standards, all the directors on the compensation committee must be independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance
●	guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

Below is a table summarizing the other entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Ian Friedman	thredUP	Consumer/Retail	Director
Bob Davis	Vecna Robotics Advisor 360 Coin Metrics LovePop Turbonomic	Technology Financial Services Financial Services/Technology Consumer/Retail Technology	Director Director Director Director Director
Paul Maeder	2U Exagrid, Inc.	Technology Technology	Director Director
Dan Nova	Catalant Clearco Kyruus Rent the Runway RapidSOS thredUP	Software/Marketplace Financial Services/Technology Healthcare Technology Consumer/Retail Technology Consumer/Retail	Director Director Director Director Director Director
Julie Bradley	GoodRx Context Logic (aka Wish) First Watch Restaurant Group	Healthcare/Technology Online eCommerce Daytime Dining Restaurant	Director Director Director
William Hockey	Plaid Column N.A. Scale	Technology/Financial Services Technology/Financial Services AI Technology	Director Director Director
Greg Peters	2U DoorDash	Technology Technology	Director Director
Mike Wystrach	One Vet, Inc.	Veterinary Service	Chief Executive Officer

There are also other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their lull time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial shareholders hold founder shares and private placement warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup.
●	The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 31, 2022, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 31, 2022.

	Class A ordinary shares		Class B ordinary shares(2)
	Number of Shares	Approximate	Number of Shares	Approximate	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of	Percentage of
Name of Beneficial Owners(l)	Owned	Class	Owned	Class	Ordinary Shares
5% Shareholders:
Highland Transcend Partners I, LLC(3)	—	—	7,500,000	98.4%	19.9%
Entities affiliated with Park West Asset Management LLC(4)	1,500,000	5.0%	—	—	4.0%
Entities affiliated with BlackRock, Inc.(5)	2,055,081	6.9%	—	—	5.5%
Entities affiliated with Citadel Advisors, LLC(6)	2,146,358	7.2%	—	—	5.7%
Directors and Officers:
Ian Friedman	—	—	—	—
Bob Davis	—	—	—	—	—
Paul Maeder	—	—	—	—	—
Dan Nova	—	—	—	—	—
Julie Bradley	—	—	30,000	*	*
William Hockey	—	—	30,000	*	*
Greg Peters	—	—	30,000	*	*
Mike Wystrach		—	30,000	*	*
All officers and directors as a group (eight individuals)	—	—	120,000	1.6%	*
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 777 Arthur Godfrey Road, #202, Miami Beach, FL 33140.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Highland Transcend Partners I, LLC, our sponsor, is the record holder of such shares, and Highland Transcend Partners I, LLC is wholly owned by Highland Transcend Partners, LLC. There are four managers of Highland Transcend Partners I, LLC’s board of managers: Ian Nathan Friedman, Robert John Davis, Paul Albert Maeder, and Daniel Joseph Nowiszewski. Each manager of Highland Transcend Partners I, LLC has one vote, and the approval of three of the four members of the board of managers is required to approve an action of Highland Transcend Partners I, LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to Highland Transcend Partners I, LLC. Based upon the foregoing analysis, no individual manager of Highland Transcend Partners I, LLC exercises voting or dispositive control over any of the securities held by Highland Transcend Partners I, LLC even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC.Includes 1,500,000 Class A ordinary shares held by Park West Asset Management LLC (“PWAM”). PWAM is the investment manager to Park West Investors Master Fund, Limited (“PWIMF”), and Park West Partners International, Limited (“PWPI”, and collectively with PWIMF and PWAM, the “PW Funds”). Peter S. Park, through one or more affiliated entities, is the controlling manager of PWAM. PWAM and Mr. Park may be deemed to beneficially own 1,500,000 Class A ordinary shares held in the aggregate by the PW Funds. The address of the PW Funds and Mr. Park is 900 Larkspur Landing Circle, Suite 165, Larkspur, California 94939.
(5)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. BlackRock, Inc. has sole voting and dispositive power with respect to such Class A ordinary shares on behalf of itself and the following subsidiaries: BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc. and BlackRock Investment Management, LLC. The address for BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.
(6)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Persons”) with respect to the Class A ordinary shares owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address for the Citadel Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

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

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities.

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

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

We entered into an Administrative Services Agreement pursuant to which we pay our sponsor up to $15,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until December 7, 2022, our sponsor will be paid an aggregate of up to approximately $360,000 ($15,000 per month) for office space, administrative and support services, and other expenses and obligations of our sponsor and will be entitled to be reimbursed for any out-of-pocket expenses.

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

On September 20, 2021, the company issued an unsecured promissory note (the “Promissory Note”) to the sponsor, pursuant to which the company could borrow up to an aggregate principal amount of $700,000. The Promissory Note is non-interest bearing and payable on the consummation of the merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The amount outstanding under the Promissory Note is $700,000 as of December 31, 2021.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being frilly disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Audit Fees. During the year ended December 31, 2021 and for the period from October 12, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $152,070 and $67,980, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from October 12, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $3,605 for services relating to tax compliance, tax advice and tax planning. For the period from October 12, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and for the period from October 12, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Consolidated Financial Statements:
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and the period from October 12, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and the period from October 12, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and the period from October 12, 2020 (inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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
4.2

Warrant Agreement, dated December 2, 2020 between the Company and Continental Stock Transfer & Trust Company. as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2020)

10.1

Letter Agreement, dated December 2, 2020, among the Company and its officers and directors and Highland Transcend Partners I, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2020)

10.2

Investment Management Trust Agreement, dated December 2, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2020)

10.3

Registration Rights Agreement, dated December 2, 2020, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2020)

10.4

Administrative Services Agreement, dated December 2, 2020, between the Company and Highland Transcend Partners 1, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2020)

10.5

Private Placement Warrants Purchase Agreement, dated December 2, 2020, between the Company and Highland Transcend Partners I, LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2020)

10.6

Promissory Note issued to Highland Transcend Partners I, LLC (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-l (333-250125) filed with the SEC on November 11, 2020)

Exhibit No.	Description

10.7

Agreement and Plan of Merger, dated September 8, 2021, by and among HTP, Packable, Picasso Merger Sub, I, Picasso Merger Sub II, Picasso Merger Sub, III, Pacer Corp. Blocker, Pacer L.P. Blocker, Pacer Holdings and the Holder Representative therein (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2021)

10.8	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2021)
10.9

Voting and Support Agreement, dated September 8, 2021 by and among HTP, Packable and certain equityholders thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2021)

10.10

Sponsor Letter Agreement, dated September 8, 2021 by and among Sponsor, HTP, Packable and the other parties thereto (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2021)

10.11

Form of Tax Receivable Agreement by and among Packable, the TRA Party Representative therein and certain other parties from time to time party thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2021)

10.12

Form of Exchange Agreement by and among Surviving Pubco, Packable and the other parties thereto (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2021)

10.13

Form of Amended and Restated Registration Rights Agreement by and among HTP, Sponsor, Packable and the other parties thereto (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2021)

10.14

Form of Amended and Restated Limited Liability Company Agreement by and among HTP, Packable and the other parties thereto (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2021)

10.15	First Amendment to the Merger Agreement, dated October 21, 2021 (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2021)
10.16

Second Amendment to the Merger Agreement and Plan of Merger, dated January 21, 2022 (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2022)

10.17

Termination and Release Agreement, dated March 24, 2022, by and among HTP, Blocker Merger Sub I, Blocker Merger Sub II, GPI Blocker Merger Sub, Company Merger Sub, Pacer Holdings, Pacer Corp. Blocker, Pacer L.P. Blocker, GPI Blocker Owner, GPI Blocker, and Packable (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2022).

31.1

Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2022.

Highland Transcend Partners I Corp.

By:	/s/ Ian Friedman
Name:	Ian Friedman
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date
/s/ Ian Friedman	Chief Financial Officer (Principal Executive Officer)	April 4, 2022
Ian Friedman

/s/ Paul Maeder	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2022
Paul Maeder

/s/ Bob Davis	Executive Chairman	April 4, 2022
Bob Davis

/s/ Julie Bradley	Director	April 4, 2022
Julie Bradley

/s/ William Hockey	Director	April 4, 2022
William Hockey

/s/ Greg Peters	Director	April 4, 2022
Greg Peters

/s/ Mike Wystrach	Director	April 4, 2022
Mike Wystrach

HIGHLAND TRANSCEND PARTNERS I CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the period ended December 31, 2021 and the period from October 12, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and the period from October 12, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and the period from October 12, 2020 (inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Highland Transcend Partners I Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highland Transcend Partners I Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from October 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 7, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
April 4, 2022

PCAOB Number 100

HIGHLAND TRANSCEND PARTNERS I CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$469,836	$459,749
Prepaid expenses and other assets	489,166	998,675
Total Current Assets	959,002	1,458,424

Investments held in Trust Account	300,120,586	300,011,579
TOTAL ASSETS	$301,079,588	$301,470,003

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,368,570	$120,564
Promissory note - related party	700,000	—
Total Current Liabilities	4,068,570	120,564

Warrant liabilities	24,533,333	17,126,666
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	39,101,903	27,747,230

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 30,000,000 shares issued and outstanding at $10.00 per share redemption value as of December 31, 2021 and 2020	300,000,000	300,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 and 7,906,250 shares issued and outstanding as of December 31, 2021 and 2020, respectively	750	791
Additional paid-in capital	—	—
Accumulated deficit	(38,023,065)	(26,278,018)
Total Shareholders’ Deficit	(38,022,315)	(26,277,227)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$301,079,588	$301,470,003

The accompanying notes are an integral part of the consolidated financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		from October 12,
		2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
General and administrative expenses	$4,447,428	$169,163
Loss from operations	(4,447,428)	(169,163)

Other income (expense):
Change in fair value of warrant liabilities	(7,406,667)	(3,580,000)
Transaction costs allocable to warrants	—	(506,782)
Interest earned on investments held in Trust Account	109,007	11,579
Total other expense, net	(7,297,660)	(4,075,203)

Net loss	$(11,745,088)	$(4,244,366)

Weighted average shares outstanding of Class A ordinary shares	30,000,000	9,375,000
Basic and diluted net loss per share, Class A	$(0.31)	$(0.26)

Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,070,313
Basic and diluted net loss per share, Class B	$(0.31)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

							Total
	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance — October 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,906,250	791	24,209	—	25,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(3,277,543)	(22,033,652)	(25,311,195)

Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	3,253,334	—	3,253,334

Net loss	—	—	—	—	—	(4,244,366)	(4,244,366)
Balance — December 31, 2020	—	—	7,906,250	791	—	(26,278,018)	(26,277,227)

Forfeiture of Founder Shares	—	—	(406,250)	(41)	—	41	—

Net loss	—	—	—	—	—	(11,745,088)	(11,745,088)
Balance — December 31, 2021	—	$—	7,500,000	$750	$—	$(38,023,065)	$(38,022,315)

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the
		Period from
		October 12,
		2020
	Year	(Inception)
	Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(11,745,088)	$(4,244,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	7,406,667	3,580,000
Transaction costs allocable to warrants	—	506,782
Interest earned on investments held in Trust Account	(109,007)	(11,579)
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	509,509	(998,675)
Accrued expenses	3,248,006	120,564
Net cash used in operating activities	(689,913)	(1,042,274)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(300,000,000)
Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	294,000,000
Proceeds from sale of Private Placement Warrants	—	8,000,000
Proceeds from promissory note – related party	700,000	—
Repayment of promissory note – related party	—	(81,002)
Payment of offering costs	—	(416,975)
Net cash provided by financing activities	700,000	301,502,023

Net Change in Cash	10,087	459,749
Cash – Beginning of period	459,749	—
Cash – End of period	$469,836	$459,749

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$81,002
Deferred underwriting fee payable	$—	$10,500,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on December 7, 2020, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The share exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions held in the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 7, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company we cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On September 8, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended and/or restated from time to time, the “Merger Agreement”) with Picasso Merger Sub I, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Blocker Merger Sub I”), Picasso Merger Sub II, LLC, a Delaware limited liability company and wholly owned direct subsidiary of the Company (“Blocker Merger Sub II” and together with Blocker Merger Sub I, the “Blocker Merger Subs”), Picasso Merger Sub III, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of the Company (“Company Merger Sub”, and together with the Company and the Blocker Merger Subs, the “HTP Parties”), Carlyle Partners VII Pacer Holdings, L.P., a Delaware limited partnership (“Pacer Holdings”), CP VII Pacer Corp., a Delaware corporation (“Pacer Corp. Blocker”), CP VII Pacer EU L.P., a Delaware limited partnership (“Pacer L.P. Blocker” and together with Pacer Corp. Blocker, the “Blockers” and the Blockers, together with Pacer Holdings, the “Blocker Parties”), Packable Holdings, LLC, a Delaware limited liability company formerly known as Entourage Commerce, LLC (“Packable”), and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Packable equityholders (the “Holder Representative”).  The HTP Parties, the Blocker Parties, the GPI Parties and Packable are collectively referred to herein as the “Parties” and each individually as a “Party”.  On March 24, 2022, the Parties entered into a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Company and Packable mutually agreed to terminate the Merger Agreement effective immediately.  Except as otherwise set forth in the Termination Agreement, none of the parties shall have any further liability thereunder upon termination of the Merger Agreement and other ancillary agreements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

When the Company’s investments held in the Trust Account are comprised of U.S. Treasury and equivalent securities, they are as held-to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Public Warrants and Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant and Private Placement Warrants quoted market price was used as the fair value as of each relevant date (see Note 9).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A ordinary shares reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,800,000)
Class A ordinary shares issuance costs	(16,511,195)
Plus:
Accretion of carrying value to redemption value	25,311,195
Class A ordinary shares subject to possible redemption	$300,000,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021 and December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share and basic net loss per ordinary share for the periods presented are not the same and are separately stated.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,333,333 Class A ordinary shares in the aggregate. For the year ended December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

			For the Period from
			October 12, 2020
			(Inception)
	Year Ended		through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(9,396,070)	$(2,349,018)	$(2,419,591)	$(1,824,775)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	9,375,000	7,070,313
Basic and diluted net loss per ordinary share	$(0.31)	$(0.31)	$(0.26)	$(0.26)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or an affiliate a monthly fee of $15,000 for office space, utilities, secretarial and administrative services. For the year ended December 31, 2021 and for the period from October 12, 2020 (inception) through December 31, 2020, the Company incurred $180,000 and $15,000, respectively, in fees for these services, which are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Promissory Note — Related Party

On September 20, 2021, the Company issued an unsecured promissory note(the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $700,000. The Promissory Note is interest bearing at 0.17 percent compounded annually and payable on the earlier of a consummation of the merger or December 7, 2022, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The amount outstanding under the Promissory Note is $700,000 as of December 31, 2021.

Due From Sponsor

The Company paid expenses on behalf of the Sponsor related to the partnership tax returns, which will need to be repaid at the earlier of a Business Combination or December 7, 2022. The amount due from Sponsor is $9,458 as of December 31, 2021.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 30,000,000 Class A ordinary shares issued and outstanding, including the Class A ordinary shares subject to possible redemption, which are presented as temporary equity respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. There were 7,500,000 and 7,906,250 of Class B ordinary shares issued and outstanding as of December 31, 2021 and 2020, respectively.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Company’s initial business combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8 — WARRANT LIABILITIES

As of December 31, 2021 and 2020, 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants, were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;
●	if, and only if, the Reference Value equal or exceeds $10.00 per public share (as adjusted); and
●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations,

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, assets held in the Trust Account were comprised of $300,120,586 in a Money Market fund that invests primarily in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $701 in cash and $300,010,878 in U.S. Treasury securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding loss at December 31, 2020:

Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
U.S. Treasury Securities (Mature on 06/03/2021)	1	$300,010,878	$(21,416)	$299,989,462

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	$300,120,586	$—

Liabilities:
Warrant Liability – Public Warrants	1	$16,000,000	$—
Warrant Liability – Public Warrants	3	$—	$11,100,000
Warrant Liability – Private Placement Warrants	3	$—	$6,026,666
Warrant Liability – Private Placement Warrants	2	$8,533,333	$—

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Private Placement Warrants were valued using a the public share prices, which is considered to be a Level 2 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Public Warrants and Private Placement Warrants were initially valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants was the expected volatility of the ordinary shares and the share price. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price is used as the fair value as of each relevant date.

The key inputs for the Level 3 Warrants were as follows:

December 31, 2020
Share price	$10.00
Exercise price	$11.50
Risk-free interest rate	0.36%
Expected volatility	21.21%
Probability of Business Combination	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial fair value as of October 12, 2020	$—	$—	$—
Fair value as of December 7, 2020	4,746,666	8,800,000	13,546,666
Change in fair value	1,280,000	2,300,000	3,580,000
Fair value as of January 1, 2021	6,026,666	11,100,000	17,126,666
Change in fair value	960,000	1,400,000	2,360,000
Transfers to Level 1	—	(12,500,000)	(12,500,000)
Transfers to Level 2	(6,986,666)	—	(6,986,666)
Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $12,500,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $6,986,666 because they had substantially the same terms as the public warrants. The fair value of the Public and Private Placement Warrants transferred to Level 2 with the use of the trading price to value the warrants.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than as disclosed in Note 1.