Form 10-Q
period 2022-03-31
Highland Transcend Partners I Corp.
filed 2022-05-16
CIK 1828817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

777 Arthur Godfrey Road # 202

Miami Beach, Florida 33140

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

As of May [  ], 2022, there were 30,000,000 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HIGHLAND TRANSCEND PARTNERS I CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.          Interim Financial Statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$322,407	$469,836
Prepaid expenses and other assets	355,791	489,166
Total Current Assets	678,198	959,002

Investments held in Trust Account	300,127,987	300,120,586
TOTAL ASSETS	$300,806,185	$301,079,588

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,864,156	$3,368,570
Promissory note – related party	700,000	700,000
Total Current Liabilities	4,564,156	4,068,570

Warrant liabilities	4,762,533	24,533,333
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	19,826,689	39,101,903

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,000,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	300,000,000	300,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(19,021,254)	(38,023,065)
Total Shareholders’ Deficit	(19,020,504)	(38,022,315)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$300,806,185	$301,079,588

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

General and administrative expenses	$776,390	$544,139
Loss from operations	(776,390)	(544,139)

Other income (loss):
Change in fair value of warrant liabilities	19,770,800	(2,360,000)
Interest earned on investments held in Trust Account	7,401	45,310
Total other income (loss), net	19,778,201	(2,314,690)

Net income (loss)	$19,001,811	$(2,858,829)

Weighted average shares outstanding of Class A ordinary shares	30,000,000	15,882,353
Basic and diluted income (loss) per share, Class A ordinary shares	$0.51	$0.03

Weighted average shares outstanding of Class B ordinary shares	7,500,000	3,970,588
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.51	$0.03

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	7,500,000	$750	$—	$(38,023,065)	$(38,022,315)
Net income	—	—	—	—	—	19,001,811	19,001,811

Balance – March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,021,254)	$(19,020,504)

THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	7,906,250	$791	$—	$(26,278,018)	$(26,277,227)

Forfeiture of Founders Shares	—	—	(406,250)	(41)	—	41	—

Net loss	—	—	—	—	—	(2,858,829)	(2,858,829)

Balance – March 31, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(29,136,806)	$(29,136,056)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$19,001,811	$(2,858,829)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(19,770,800)	2,360,000
Interest earned on investments held in Trust Account	(7,401)	(45,310)
Changes in operating assets and liabilities:
Prepaid expenses	133,375	137,503
Accounts payable and accrued expenses	495,586	332,882
Net cash used in operating activities	(147,429)	(73,754)

Net Change in Cash	(147,429)	(73,754)
Cash – Beginning of period	469,836	459,749

Cash – End of period	$322,407	$385,995

Non-Cash Investing and Financing Activities:
Forfeiture of Founder Shares	$—	$(41)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

On September 8, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended and/or restated from time to time, the “Merger Agreement”) with Picasso Merger Sub I, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Blocker Merger Sub I”), Picasso Merger Sub II, LLC, a Delaware limited liability company and wholly owned direct subsidiary of the Company (“Blocker Merger Sub II” and together with Blocker Merger Sub I, the “Blocker Merger Subs”), Picasso Merger Sub III, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of the Company (“Company Merger Sub”, and together with the Company and the Blocker Merger Subs, the “HTP Parties”), Carlyle Partners VII Pacer Holdings, L.P., a Delaware limited partnership (“Pacer Holdings”), CP VII Pacer Corp., a Delaware corporation (“Pacer Corp. Blocker”), CP VII Pacer EU L.P., a Delaware limited partnership (“Pacer L.P. Blocker” and together with Pacer Corp. Blocker, the “Blockers” and the Blockers, together with Pacer Holdings, the “Blocker Parties”), Packable Holdings, LLC, a Delaware limited liability company formerly known as Entourage Commerce, LLC (“Packable”), and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Packable equity holders (the “Holder Representative”). The HTP Parties, the Blocker Parties, the GPI Parties and Packable are collectively referred to herein as the “Parties”. On March 24, 2022, the Parties entered into a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Company and Packable mutually agreed to terminate the Merger Agreement effective immediately.  Except as otherwise set forth in the Termination Agreement, none of the Parties shall have any further liability thereunder upon termination of the Merger Agreement and other ancillary agreements.

Pursuant to the Termination Agreement, the Company will be entitled to receive an amount of cash equal to $2,000,000 upon the earliest to occur of (a) the completion of the redemption of all outstanding Class A ordinary shares (the “Wind-Up Event”), (b) a Change of Control (as defined in the Termination Agreement) and (c) the first closing of qualifying financing transactions following the date hereof in which Packable and certain of its subsidiaries collectively receive at least $140 million of new money proceeds in the aggregate. The Company will also be entitled to receive convertible promissory notes with an aggregate principal amount equal to $8,000,000 having the same terms and in substantially the same form as the Convertible Notes (as defined in the Merger Agreement) (the “Convertible Note Consideration”) upon the earlier to occur of (i) a Wind-Up Event and (ii) the closing of a business combination by the Company; provided that, if such closing of a business combination by the Company involves a counterparty that is reasonably determined by the board of directors of Packable to be a competitor of Packable, then the Convertible Note Consideration will instead be delivered to the Company upon the earlier to occur of (x) a Change of Control and (y) a qualified public offering of Packable.

Liquidity and Going Concern

As of March 31, 2022, the Company had cash of $322,407, and a working capital deficiency of $3,885,958.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 7, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, the Working Capital Loans, as defined in Note 5, will provide additional flexibility to continue our identification and pursuit of potential business combination targets. Over this time period, the Company will be using available funds, including those from the Working Capital Loans, for the purpose of paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 4, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share and basic net loss per ordinary share for the periods presented are not the same and are separately stated.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,333,333 Class A ordinary shares in the aggregate. For the three months ended March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended
	March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$15,201,449	$3,800,362	$(2,287,063)	$(571,766)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	15,882,353	3,970,588

Basic and diluted net income (loss) per ordinary share	$0.51	$0.51	$0.03	$0.03

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liability which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or an affiliate a monthly fee of $15,000 for office space, utilities, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $45,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Promissory Note — Related Party

On September 20, 2021, the Company issued an unsecured promissory note(the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $700,000. The Promissory Note is interest bearing at 0.17 percent compounded annually and payable on the earlier of a consummation of a Business Combination or December 7, 2022, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The amount outstanding under the Promissory Note is $700,000 as of March 31, 2022 and December 31, 2021.

Due From Sponsor

The Company paid expenses on behalf of the Sponsor related to the partnership tax returns, which will need to be repaid at the earlier of a Business Combination or December 7, 2022. The amount due from Sponsor is $9,458 as of March 31, 2022 and December 31, 2021 and is included in prepaid expenses in the accompanying condensed consolidated balance sheets.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 30,000,000 Class A ordinary shares issued and outstanding, including the Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. There were 7,500,000 of Class B ordinary shares issued and outstanding as of March 31, 2022 and December 31, 2021.

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

NOTE 8. WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants, were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

At March 31, 2022, assets held in the Trust Account were comprised of $300,127,987 in a Money Market fund that invests primarily in U.S. Treasury securities. Through March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $300,120,586 in a Money Market fund that invests primarily in U.S. Treasury securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$300,127,987	$300,120,586

Liabilities:
Warrant Liability – Public Warrants	1	$3,106,000	$16,000,000
Warrant Liability – Private Placement Warrants	2	$1,656,533	$8,533,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Private Placement Warrants were valued using public share prices, which is considered to be a Level 2 fair value measurement. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 12, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $19,001,811, which consists of interest earned on investments held in Trust Account of $7,401 and change in fair value of warrant liabilities of $19,770,800, offset by general and administrative expenses of $776,390.

For the three months ended March 31, 2021, we had a net loss of $2,858,829, which consists of general and administrative expenses of $544,139 and change in fair value of warrants of $2,360,000, offset by the interest earned on investments held in the Trust Account of $45,310.

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

For the three months ended March 31, 2022, cash used in operating activities was $147,429. Net income of $19,001,811 was affected by interest earned on investments held in Trust Account of $7,401 and change in fair value of warrant liabilities of $19,770,800. Changes in operating assets and liabilities provided $628,961 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $73,754. Net loss of $2,858,829 was affected by interest earned on investments held in the Trust Account of $45,310 and a change in fair value of warrant liabilities of $2,360,000. Changes in operating assets and liabilities provided $470,385 of cash for operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $300,127,987 (including approximately $7,400 of interest income) consisting of a money market fund that invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 we entered into an interest bearing note at 0.17 percent compounded annually. (See Note 5)

As of March 31, 2022, we had cash of $322,407. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 7, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination, however we cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per unit, or $10,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business C0ombination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share and basic net income (loss) per ordinary share for the periods presented are not the same and are separately stated.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended
	March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$15,201,449	$3,800,362	$(2,287,063)	$(571,766)
Denominator:
Basic and diluted weighted average stock outstanding	30,000,000	7,500,000	15,882,353	3,970,588

Basic and diluted net income (loss) per common stock	$0.51	$0.51	$0.03	$0.03

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 4, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

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

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND TRANSCEND PARTNERS I CORP.

Date: May [ ], 2022	By:	/s/ Ian Friedman
	Name:	Ian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May [ ], 2022	By:	/s/ Paul Maeder
	Name:	Paul Maeder
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)