Form 10-Q
period 2022-06-30
Highland Transcend Partners I Corp.
filed 2022-08-12
CIK 1828817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022, there were 30,000,000 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HIGHLAND TRANSCEND PARTNERS I CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.          Interim Financial Statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$207,898	$469,836
Prepaid expenses and other assets	226,708	489,166
Total Current Assets	434,606	959,002

Investments held in Trust Account	300,320,171	300,120,586
TOTAL ASSETS	$300,754,777	$301,079,588

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,930,277	$3,368,570
Promissory note – related party	700,000	700,000
Total Current Liabilities	5,630,277	4,068,570

Warrant liabilities	1,993,333	24,533,333
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	18,123,610	39,101,903

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,000,000 shares at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	300,320,171	300,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(17,689,754)	(38,023,065)
Total Shareholders’ Deficit	(17,689,004)	(38,022,315)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$300,754,777	$301,079,588

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$1,309,713	$737,447	$2,086,103	$1,281,586
Loss from operations	(1,309,713)	(737,447)	(2,086,103)	(1,281,586)

Other income:
Change in fair value of warrant liabilities	2,769,200	2,566,666	22,540,000	206,666
Interest earned on investments held in Trust Account	192,184	45,812	199,585	91,122
Total other income	2,961,384	2,612,478	22,739,585	297,788

Net income (loss)	$1,651,671	$1,875,031	$20,653,482	$(983,798)

Weighted average shares outstanding of Class A ordinary shares	30,000,000	30,000,000	30,000,000	30,000,000
Basic and diluted income (loss) per share, Class A ordinary shares	$0.04	$0.05	$0.55	$(0.03)

Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$0.05	$0.55	$(0.03)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	7,500,000	$750	$—	$(38,023,065)	$(38,022,315)

Net income	—	—	—	—	—	19,001,811	19,001,811

Balance – March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,021,254)	$(19,020,504)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(320,171)	(320,171)

Net income	—	—	—	—	—	1,651,671	1,651,671

Balance – June 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(17,689,754)	$(17,689,004)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	7,906,250	$791	$—	$(26,278,018)	$(26,277,227)

Forfeiture of Founders Shares	—	—	(406,250)	(41)	—	41	—

Net loss	—	—	—	—	—	(2,858,829)	(2,858,829)

Balance – March 31, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(29,136,806)	$(29,136,056)

Net income	—	—	—	—	—	1,875,031	1,875,031

Balance – June 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(27,261,775)	$(27,261,025)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$20,653,482	$(983,798)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(22,540,000)	(206,666)
Interest earned on investments held in Trust Account	(199,585)	(91,123)
Changes in operating assets and liabilities:
Prepaid expenses	262,458	272,504
Accounts payable and accrued expenses	1,561,707	765,016
Net cash used in operating activities	(261,938)	(244,067)

Net Change in Cash	(261,938)	(244,067)
Cash – Beginning of period	469,836	459,749
Cash – End of period	$207,898	$215,682

Non-Cash Investing and Financing Activities:
Forfeiture of Founder Shares	$—	$(41)
Accretion for Class A ordinary shares to redemption amount	$320,171	$—

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash of $207,898, and a working capital deficiency of $5,195,671.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 4, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

When the Company’s investments held in the Trust Account are comprised of U.S. Treasury and equivalent securities, they are as held-to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised,

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

and any change in fair value is recognized in our condensed consolidated statements of operations. The Private Placement Warrants are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 9).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,800,000)
Class A ordinary shares issuance costs	(16,511,195)
Plus:
Accretion of carrying value to redemption value	25,311,195
Class A ordinary shares subject to possible redemption, March 31, 2022	$300,000,000
Plus:
Accretion of carrying value to redemption value	320,171
Class A ordinary shares subject to possible redemption, June 30, 2022	$300,320,171

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share and basic net loss per ordinary share for the periods presented are not the same and are separately stated.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,333,333 Class A ordinary shares in the aggregate. For the three and six months ended June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,321,337	$330,334	$1,500,025	$375,006
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.05	$0.05

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$16,522,786	$4,130,696	$(847,806)	$(135,992)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	4,812,139

Basic and diluted net income (loss) per ordinary share	$0.55	$0.55	$(0.03)	$(0.03)

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

JUNE 30, 2022

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or an affiliate a monthly fee of $15,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2022 and 2021, the Company incurred and paid $45,000 and $90,000, $45,000 and $90,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Promissory Note — Related Party

On September 20, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $700,000. The Promissory Note is interest bearing at 0.17 percent compounded annually and payable on the earlier of a consummation of a Business Combination or December 7, 2022, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The amount outstanding under the Promissory Note is $700,000 as of June 30, 2022 and December 31, 2021.

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Due From Sponsor

The Company paid expenses on behalf of the Sponsor related to the partnership tax returns, which will need to be repaid at the earlier of a Business Combination or December 7, 2022. The amount due from Sponsor is $11,083 and $9,458 as of June 30, 2022 and December 31, 2021, respectively, and is included in prepaid expenses in the accompanying condensed consolidated balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

were 30,000,000 Class A ordinary shares issued and outstanding, including the Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. There were 7,500,000 of Class B ordinary shares issued and outstanding as of June 30, 2022 and December 31, 2021.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants, were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

At June 30, 2022, assets held in the Trust Account were comprised of $300,320,171 in a Money Market fund that invests primarily in U.S. Treasury securities. Through June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $300,120,586 in a Money Market fund that invests primarily in U.S. Treasury securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$300,320,171	1	$300,120,586

Liabilities:
Warrant Liability – Public Warrants	2	$1,300,000	1	$16,000,000
Warrant Liability – Private Placement Warrants	2	$693,333	2	$8,533,333

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Private Placement Warrants were valued using public share prices, which is considered to be a Level 2 fair value measurement. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $1,300,000.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 12, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,651,671, which consists of interest earned on investments held in Trust Account of $192,184 and change in fair value of warrant liabilities of $2,769,200, offset by general and administrative expenses of $1,309,713.

For the six months ended June 30, 2022, we had a net income of $20,653,482, which consists of interest earned on investments held in Trust Account of $199,585 and change in fair value of warrant liabilities of $22,540,000, offset by general and administrative expenses of $2,086,103.

For the three months ended June 30, 2021, we had a net income of $1,875,031, which consists of the interest earned on investments held in the Trust Account of $45,812 and change in fair value of warrants of $2,566,666, offset by general and administrative expenses of $737,447.

For the six months ended June 30, 2021, we had a net loss of $983,798, which consists of general and administrative expenses of $1,281,586, offset by the interest earned on investments held in the Trust Account of $91,122 and change in fair value of warrants of $206,666.

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

For the six months ended June 30, 2022, cash used in operating activities was $261,938. Net income of $20,598,820 was affected by interest earned on investments held in Trust Account of $199,585 and change in fair value of warrant liabilities of $22,540,000. Changes in operating assets and liabilities provided $1,878,827 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $244,067. Net loss of $983,798 was affected by interest earned on investments held in the Trust Account of $91,123 and a change in fair value of warrant liabilities of $206,666. Changes in operating assets and liabilities provided $1,037,520 of cash for operating activities.

As of June 30, 2022, we had investments held in the Trust Account of $300,320,171 (including approximately $320,171 of interest income) consisting of a money market fund that invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In September 2021, we entered into an interest bearing note at 0.17 percent compounded annually.

As of June 30, 2022, we had cash of $207,898. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share and basic net income (loss) per ordinary share for the periods presented are not the same and are separately stated.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,321,337	$330,334	$1,500,025	$375,006
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.05	$0.05

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$16,522,786	$4,130,696	$(847,806)	$(135,992)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	4,812,139

Basic and diluted net income (loss) per ordinary share	$0.55	$0.55	$(0.03)	$(0.03)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

Date: August 11, 2022	By:	/s/ Ian Friedman
	Name:	Ian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Paul Maeder
	Name:	Paul Maeder
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)