Form 10-Q
period 2022-09-30
Highland Transcend Partners I Corp.
filed 2022-11-10
CIK 1828817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 30,000,000 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HIGHLAND TRANSCEND PARTNERS I CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.          Interim Financial Statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$115,857	$469,836
Prepaid expenses and other assets	97,333	489,166
Total Current Assets	213,190	959,002

Investments held in Trust Account	301,914,795	300,120,586
TOTAL ASSETS	$302,127,985	$301,079,588

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,946,982	$3,368,570
Promissory note – related party	700,000	700,000
Total Current Liabilities	5,646,982	4,068,570

Warrant liabilities	613,333	24,533,333
Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	16,760,315	39,101,903

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 30,000,000 shares at $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	301,914,795	300,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	—	—
Accumulated deficit	(16,547,875)	(38,023,065)
Total Shareholders’ Deficit	(16,547,125)	(38,022,315)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$302,127,985	$301,079,588

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$238,121	$1,998,268	$2,324,224	$3,279,854
Loss from operations	(238,121)	(1,998,268)	(2,324,224)	(3,279,854)

Other income (expense):
Change in fair value of warrant liabilities	1,380,000	(6,080,000)	23,920,000	(5,873,334)
Interest earned on investments held in Trust Account	1,594,624	7,401	1,794,209	98,523
Total other income (expense), net	2,974,624	(6,072,599)	25,714,209	(5,774,811)

Net income (loss)	$2,736,503	$(8,070,867)	$23,389,985	$(9,054,665)

Weighted average shares outstanding of Class A ordinary shares	30,000,000	30,000,000	30,000,000	30,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.22)	$0.62	$(0.24)

Weighted average shares outstanding of Class B ordinary shares	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.22)	$0.62	$(0.24)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	7,500,000	$750	$—	$(38,023,065)	$(38,022,315)

Net income	—	—	—	—	—	19,001,811	19,001,811

Balance – March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(19,021,254)	$(19,020,504)

Net income	—	—	—	—	—	1,651,671	1,651,671

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(320,171)	(320,171)

Balance – June 30, 2022 (unaudited)	—	—	7,500,000	750	—	(17,689,754)	(17,689,004)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,594,624)	(1,594,624)

Net income	—	—	—	—	—	2,736,503	2,736,503

Balance – September 30, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(16,547,875)	$(16,547,125)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	7,906,250	$791	$—	$(26,278,018)	$(26,277,227)

Forfeiture of Founders Shares	—	—	(406,250)	(41)	—	41	—

Net loss	—	—	—	—	—	(2,858,829)	(2,858,829)

Balance – March 31, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(29,136,806)	$(29,136,056)

Net income	—	—	—	—	—	1,875,031	1,875,031

Balance – June 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(27,261,775)	$(27,261,025)

Net loss	—	—	—	—	—	(8,070,867)	(8,070,867)

Balance – September 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(35,332,642)	$(35,331,892)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$23,389,985	$(9,054,665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(23,920,000)	5,873,334
Interest earned on investments held in Trust Account	(1,794,209)	(98,523)
Changes in operating assets and liabilities:
Prepaid expenses	391,833	387,864
Accounts payable and accrued expenses	1,578,412	2,386,323
Net cash used in operating activities	(353,979)	(505,667)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	700,000
Net cash provided by financing activities	—	700,000

Net Change in Cash	(353,979)	194,333
Cash – Beginning of period	469,836	459,749
Cash – End of period	$115,857	$654,082

Non-Cash Investing and Financing Activities:
Forfeiture of Founder Shares	$—	$(41)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 12, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Pursuant to the Termination Agreement, the Company will be entitled to receive an amount of cash equal to $2,000,000 upon the earliest to occur of (a) the completion of the redemption of all outstanding Class A ordinary shares (the “Wind-Up Event”), (b) a Change of Control (as defined in the Termination Agreement) and (c) the first closing of qualifying financing transactions following the date hereof in which Packable and certain of its subsidiaries collectively receive at least $140 million of new money proceeds in the aggregate. The Company will also be entitled to receive convertible promissory notes with an aggregate principal amount equal to $8,000,000 having the same terms and in substantially the same form as the Convertible Notes (as defined in the Merger Agreement) (the “Convertible Note Consideration”) upon the earlier to occur of (i) a Wind-Up Event and (ii) the closing of a business combination by the Company; provided that, if such closing of a business combination by the Company involves a counterparty that is reasonably determined by the board of directors of Packable to be a competitor of Packable, then the Convertible Note Consideration will instead be delivered to the Company upon the earlier to occur of (x) a Change of Control and (y) a qualified public offering of Packable. As of September 30, 2022, the Company does not believe they will receive the cash equal to $2,000,000 as described above as Packable has not bet the $140 million new money proceeds, and has filed bankruptcy at this time, therefore no receivable has been recorded for the period.

Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $115,857, and a working capital deficiency of $5,433,792.

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 7, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. The Company has determined that a Business Combination will not be consummated within the Combination Period, so there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 4, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 9).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(8,800,000)
Class A ordinary shares issuance costs	(16,511,195)
Plus:
Accretion of carrying value to redemption value	25,311,195
Class A ordinary shares subject to possible redemption, December 31, 2021	300,000,000
Plus:
Accretion of carrying value to redemption value	1,914,795
Class A ordinary shares subject to possible redemption, September 30, 2022	$301,914,795

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share and basic net loss per ordinary share for the periods presented are not the same and are separately stated.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,333,333 Class A ordinary shares in the aggregate. For the three and nine months ended September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,189,202	$547,301	$(6,456,694)	$(1,614,173)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.22)	$(0.22)

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$18,711,988	$4,677,997	$(7,243,732)	$(1,810,933)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income (loss) per ordinary share	$0.62	$0.62	$(0.24)	$(0.24)

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor or an affiliate a monthly fee of $15,000 for office space, utilities, secretarial and administrative services. For the three and nine months ended September 30, 2022 and 2021, the Company incurred and paid $45,000, $135,000, $45,000 and $135,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Promissory Note — Related Party

On September 20, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $700,000. The Promissory Note is interest bearing at 0.17% compounded annually and payable on the earlier of a consummation of a Business Combination or December 7, 2022, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The amount outstanding under the Promissory Note is $700,000 as of September 30, 2022 and December 31, 2021.

Due From Sponsor

The Company paid expenses on behalf of the Sponsor related to the partnership tax returns, which will need to be repaid at the earlier of a Business Combination or December 7, 2022. The amount due from Sponsor is $11,083 and $9,458 as of September 30, 2022 and December 31, 2021, respectively, and is included in prepaid expenses in the accompanying condensed consolidated balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 30,000,000 Class A ordinary shares issued and outstanding, including the Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. There were 7,500,000 of Class B ordinary shares issued and outstanding as of September 30, 2022 and December 31, 2021.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

NOTE 8. WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, 10,000,000 Public Warrants and 5,333,333 Private Placement Warrants, were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the ninetieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

HIGHLAND TRANSCEND PARTNERS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

At September 30, 2022, assets held in the Trust Account were comprised of $301,914,795 in a Money Market fund that invests primarily in U.S. Treasury securities. Through September 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $300,120,586 in a Money Market fund that invests primarily in U.S. Treasury securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$301,914,795	1	$300,120,586

Liabilities:
Warrant Liability – Public Warrants	2	$400,000	1	$16,000,000
Warrant Liability – Private Placement Warrants	2	$213,333	2	$8,533,333

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

The Public Warrants were valued using public share prices. The Private Placement Warrants were valued using public share prices, which is considered to be a Level 2 fair value measurement. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $400,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 12, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $2,736,503 , which consists of interest earned on investments held in Trust Account of $1,594,624 and change in fair value of warrant liabilities of $1,380,000, offset by general and administrative expenses of $238,121.

For the nine months ended September 30, 2022, we had a net income of $23,389,985, which consists of interest earned on investments held in Trust Account of $1,794,209 and change in fair value of warrant liabilities of $23,920,000, offset by general and administrative expenses of $2,324,224.

For the three months ended September 30, 2021, we had a net loss of $8,070,867, which consists of general and administrative expenses of $1,998,268 and change in fair value of warrants of $6,080,000, offset by interest earned on investments held in the Trust Account of $7,401.

For the nine months ended September 30, 2021, we had a net loss of $9,054,665, which consists of general and administrative expenses of $3,279,854 and change in fair value of warrants of $5,873,334, offset by interest earned on investments held in the Trust Account of $98,523.

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

For the nine months ended September 30, 2022, cash used in operating activities was $353,979. Net income of $23,389,985 was affected by interest earned on investments held in Trust Account of $1,794,209 and change in fair value of warrant liabilities of $23,920,000. Changes in operating assets and liabilities provided $1,970,245 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $505,667. Net loss of $9,054,665 was affected by interest earned on investments held in the Trust Account of $98,523 and a change in fair value of warrant liabilities of $5,873,334. Changes in operating assets and liabilities provided $2,774,187 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $301,914,795 (including approximately $1,914,795 of interest income) consisting of a money market fund that invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In September 2021, we entered into an interest bearing note at 0.17% compounded annually.

As of September 30, 2022, we had cash of $115,857. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 7, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. The Company has determined that a Business Combination will not be consummated within the Combination Period, so there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share and basic net income (loss) per ordinary share for the periods presented are not the same and are separately stated.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,189,202	$547,301	$(6,456,694)	$(1,614,173)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.22)	$(0.22)

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$18,711,988	$4,677,997	$(7,243,732)	$(1,810,933)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income (loss) per ordinary share	$0.62	$0.62	$(0.24)	$(0.24)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2022.

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

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND TRANSCEND PARTNERS I CORP.

Date: November 10, 2022	By:	/s/ Ian Friedman
	Name:	Ian Friedman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Paul Maeder
	Name:	Paul Maeder
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)